Form 10-Q
period 2005-06-30
White River Capital Inc
filed 2005-08-26
CIK 1318545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2005

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-51493

WHITE RIVER CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1908796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 North Shadeland Avenue
Indianapolis, Indiana 46219
(Address of principal executive offices/zip code)

Registrant’s telephone number, including area code:   (317) 806-2166

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐ Yes   ☒ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 25, 2005, there were 310,191 shares outstanding of the issuer’s Common Stock, without par value.

WHITE RIVER CAPITAL, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005

- INDEX -

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

WHITE RIVER CAPITAL, INC.

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	Decemeber 31,
ASSETS	2005	2004

Cash	$185,360	$-
Note receivable - related party	2,126,240
Deferred costs	1,898,406	633,809
Property and equipment, net	3,013
Other assets	6,249	-

TOTAL	$4,219,268	$633,809

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

LIABILITIES:
Secured bridge note payable to Castle Creek	$2,275,000	$-
Due to Castle Creek	1,897,031	633,809
Revolving note payable to Castle Creek	100,000	-
Other payables and accrued expenses	17,376	-

Total liabilities	4,289,407	633,809

SHAREHOLDERS’ EQUITY:
Preferred Stock, without par value, authorized
3,000,000 shares; none issued and outstanding	-	-
Common Stock, without par value, authorized
20,000,000 shares; none issued and outstanding	-	-
Accumulated deficit	(70,139)	-

Total shareholders’ equity (deficiency)	(70,139)	-

TOTAL	$4,219,268	$633,809

See notes to condensed consolidated financial statements.

PART I FINANCIAL INFORMATION - CONTINUED

Item 1.	Financial Statements - Continued

WHITE RIVER CAPITAL, INC.

CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

REVENUE	Three and Six Months Ended June 30, 2005

Investment income	$13,389

TOTAL REVENUE	13,389

COSTS AND EXPENSES

Operating expense	76,621
Interest expense	6,907

TOTAL COSTS AND EXPENSES	83,528

LOSS BEFORE INCOME TAX BENEFIT	(70,139)

INCOME TAX BENEFIT	-

NET LOSS	$(70,139)

See notes to condensed consolidated financial statements.

PART I FINANCIAL INFORMATION - CONTINUED

Item 1.	Financial Statements - Continued

WHITE RIVER CAPITAL, INC.

CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)
Six Months Ended June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(70,139)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and depreciation	177
Changes in assets and liabilities:
Other assets	(6,249)
Other payables and accrued expenses	17,376

Net cash used in operating activities	(58,835)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of note receivable - related party	(2,126,240)
Purchase of property and equipment	(3,190)

Net cash used in investing activities	(2,129,430)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured bridge note payable to Castle Creek	2,275,000
Proceeds from revolving note payable to Castle Creek	100,000
Deferred costs related to equity offering	(1,375)

Net cash provided by financing activities	2,373,625

INCREASE IN CASH AND CASH EQUIVALENTS	185,360

CASH AND CASH EQUIVALENTS—Beginning of year	-

CASH AND CASH EQUIVALENTS—End of year	$185,360

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-

See notes to condensed consolidated financial statements.

PART I FINANCIAL INFORMATION - CONTINUED

Item 1.	Financial Statements - Continued

WHITE RIVER CAPITAL, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS THREE AND SIX MONTHS ENDED JUNE 30, 2005 (Unaudited)

1. BASIS OF PRESENTATION

The foregoing condensed financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period presented have been included. All adjustments are of a normal and recurring nature. Results for any interim period are not necessarily indicative of results to be expected for the year ending December 31, 2005. White River Capital, Inc. (“White River”) was formed on December 30, 2004 hence there is no comparative information for White River prior to this date. Prior to April 1, 2005, White River did not have activity for the condensed statement of operations, therefore the condensed statement of operations for the three and six months ended June 30, 2005 are the same.

The condensed unaudited interim financial statements have been prepared in accordance with Form 10-Q specifications and therefore do not include all information and footnotes normally shown in annual financial statements. A summary of the White River significant accounting policies is set forth in “Note 1” of the “Note to Balance Sheet” in White River’s Annual Report for the year ended December 31, 2004.

2. GENERAL DISCUSSION

White River was formed with the intention of becoming the holding company for Union Acceptance Corporation (“UAC”) in connection with a series of transactions which include:

•	a share exchange for White River common shares by UAC common shareholders;
•	a $35 million subscription rights equity offering by White River;
•	a $15 million note issuance by White River;
•	the acquisition of an auto finance company for $50 million and;
•	the buyout of substantially all of the UAC restructured senior notes (“Senior Notes”), restructured subordinated notes (“Subordinated Notes”), and their accompanying accrual notes (“Accrual Notes”).

On February 15, 2005, UAC, White River, and the Plan Committee representing the UAC creditors entered into a memorandum of understanding providing for the proposed buyout of the remaining outstanding Senior Notes, Subordinated Notes and Accrual Notes payable. This agreement stipulates that White River, as the eventual parent of UAC, will pay 100% of the principal value of the Senior Notes and 13% of the principal value of the Subordinated Notes for the tender of these notes and their accompanying Accrual Notes to White River. Additional funds would be distributed to the former Subordinated Note holders in the future if certain prescribed events occurred including but not limited to the passing of federal legislation which would allow UAC to carry back federal income tax net operating loss carryforwards to recover income taxes previously paid in 2000. This purchase offer has been accepted by 100% of the Senior Note holders and 89.1% of the Subordinated Note holders of UAC.

PART I FINANCIAL INFORMATION - CONTINUED

Item 1.	Financial Statements - Continued

During June 2005, the Senior Notes of UAC were paid in full and White River completed the buyout of 89.1% of the Subordinated Note holders of UAC. White River had also agreed with the Plan Committee in February to offer to purchase claims of the general unsecured claim holders of UAC for an amount of not less than the aggregate amount that such holders would receive in subsequent distributions under the Plan assuming holders of Senior Notes were paid in full and holders of Subordinated Notes received a total amount equal to 13% of their original principal. This amount would have been approximately an additional 2% of their outstanding claims and would represent total principal distributions of approximately 60% of their original claim amount.  When commencing the offer for the general unsecured claims in June, however, White River determined to offer 6% of the original claim amount to better reflect White River’s estimation of the present value of the general unsecured claims at the time (taking into account the risks and uncertainties involved in the realization of cash from UAC estate assets and the time value of money) and as an inducement for claim holders to tender their claims. The 6% amount, when combined with previous distributions paid to the general unsecured claim holders of UAC, would represent total principal distributions of approximately 64% of their original claim amount. The offer expires August 29, 2005, unless extended.

On March 8, 2005, the board of directors of White River reviewed and considered the series of transactions outlined above. White River's board of directors approved the following actions subject to UAC shareholder approval:

1.	the share exchange agreement between UAC and White River;
2.	the acquisition of the auto finance company;
3.
the issuance of a warrant to purchase White River common stock to Castle Creek, who has advanced funds in connection with the described transactions and has assisted in developing, structuring and implementing the transactions and;

4.	the $15 million note placement agreement.

The share exchange agreement was executed on March 9, 2005 by White River and UAC. A purchase agreement (to effect the acquisition), the note purchase agreement and the warrant issuance agreement were also executed on March 9, 2005 by White River.

The $15 million secured note to be issued will bear interest at a fixed rate of 10.75%. Interest will be payable in arrears quarterly beginning October 1, 2005. Principal will be payable in sixteen quarterly installments of $937,500 commencing July 1, 2006.

The warrant to be issued by White River to Castle Creek is to purchase 150,000 shares of White River common stock at an exercise price of $10 per share. The term of the warrant will be three years and 90 days and will be exercisable three years after issuance. It is anticipated that the warrants will be issued on August 31, 2005.

3. NOTES RECEIVABLE - RELATED PARTY

On June 9, 2005, White River received 100% of the Senior Accrual Notes of UAC when UAC’s Senior Note holders were paid in full in accordance with the Memorandum of Understanding dated February 15, 2005 as discussed in Note 2. The face value of the Senior Accrual Notes of UAC is $4,106,067 and has an interest rate of 4.75% per annum with no maturity date. These notes are subordinate to UAC’s general unsecured claims and Class 4 Subordinated Note holders. At this time, White River does not anticipate to receive any cash payments related to the Senior Accrual Notes.

On June 24, 2005, White River purchased 89.1% of the Subordinated Notes and Subordinated Accrual Notes of UAC for $2,126,240. The face value of the Subordinated Notes is $41,341,325 and has an interest rate of 10.00% with no maturity date. The Subordinated Accrual Notes of UAC have a face value of $3,533,442, an interest rate of 4.75% per annum and do not have a maturity date. At this time, White River anticipates receiving only a portion of the principal and interest related to the Subordinated Notes and does not anticipate receiving any cash payments related to the Subordinated Accrual Notes.

PART I FINANCIAL INFORMATION - CONTINUED

Item 1.	Financial Statements - Continued

4. DEFERRED COSTS

Deferred costs consist of professional fees paid for tax advisory services, legal counsel, accounting due diligence and UAC financial statement audit expenses to effect the transactions described in Note 2.

5. SECURED BRIDGE NOTE PAYABLE TO CASTLE CREEK

On June 22, 2005, White River entered into a Secured Bridge Note agreement with Castle Creek Capital Partners Fund IIa, LP and Castle Creek Capital Partners Fund IIb, LP (the “Lender”) for the purpose of funding the buyout of the UAC restructured subordinated notes in advance of June 30, 2005. This advance bears interest at 10.75% per annum and is secured by the $41,341,325 of purchased restructured subordinated notes. The outstanding principal and interest are payable on September 30, 2005, or, if earlier, the date three business days following consummation of the subscription offering described in Borrower’s registration statement filed with the Securities and Exchange Commission. At June 30, 2005, White River had a principal amount due to the Lender of $2,275,000.

6. DUE TO CASTLE CREEK

White River had amounts due to Castle Creek Capital Partners Fund IIa, LP and Castle Creek Capital Partners Fund IIb, LP through these funds’ general partner, Castle Creek Capital LLC (“Castle Creek”) of $1,897,031 and $633,809 at June 30, 2005 and December 31, 2004, respectively. Upon the completion of the transactions described in Note 2, White River has agreed to reimburse Castle Creek for all costs paid on its behalf. Castle Creek is considered a related party since it is a significant shareholder of UAC.

7. REVOLVING NOTE PAYABLE TO CASTLE CREEK

On April 22, 2005, White River entered into a Revolving Note agreement with Castle Creek Capital Partners Fund IIa, LP and Castle Creek Capital Partners Fund IIb, LP (the “Lender”) for the purpose of funding operating expenses of White River. This agreement allows White River to borrow from the Lender up to $120,000 at a rate of 10% per annum. The outstanding principal and interest are payable on August 16, 2005, or, if earlier, the date three business days following consummation of the subscription offering described in Borrower’s registration statement filed with the Securities and Exchange Commission. At June 30, 2005, White River had principal amount due to the Lender of $100,000.

8. SUBSEQUENT EVENTS

On July 18, 2005, the White River registration statement was declared effective by the Securities Exchange Commission covering the issuance of common stock by White River in the statutory share exchange transaction with UAC and the sale of shares of common stock by White River in the pending subscription offering, the proceeds of which are to be used, in large part, to fund the acquisition of Coastal Credit, LLC (“Coastal Credit”).

On August 5, 2005, White River paid, in full, the principal and interest related to the $120,000 revolving note to Castle Creek.

PART I FINANCIAL INFORMATION - CONTINUED

Item 1.	Financial Statements - Continued

On August 9, 2005, a special meeting of UAC shareholders was conducted. During this meeting UAC shareholders voted on and approved the following proposals:

1.	The adoption of an agreement and plan of share exchange with White River.

2.
The purchase agreement among White River, Coastal Credit and Coastal Credit’s members, which provides for the sale by the members of Coastal Credit of their equity interest in Coastal Credit to White River at an aggregate price of approximately $50 million in cash. It is anticipated that the closing date for the acquisition of Coastal Credit by White River will be August 31, 2005.

3.
The issuance by White River to private equity funds managed by Castle Creek of warrants to acquire 150,000 shares of White River common stock for $10.00 per share, with a term of three years and 90 days and first exercisable three years after issuance.

On August 9, 2005, the share exchange became effective upon the filing of Articles of Share Exchange with the State of Indiana and the outstanding shares of common stock of UAC were exchanged for shares of common stock of White River, at an exchange rate of one share of White River common stock for 100 shares of UAC common stock. There are currently approximately 310,191 shares of White River outstanding. White River is now the parent holding company of UAC.

On August 10, 2005, UAC consummated a plan of entity conversion under Indiana law upon the filing of Articles of Entity Conversion with the State of Indiana and converted from an Indiana C corporation to an Indiana limited liability company. The new subsidiary name is Union Acceptance Company LLC.

PART I FINANCIAL INFORMATION - CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

White River is an Indiana corporation incorporated on December 30, 2004, for the purpose of acting as a holding company and effecting a recapitalization transaction proposed by the board of directors of UAC, another Indiana corporation. All activities conducted by White River have been directed toward the completion of the transactions described in Note 2 of the interim financial statements included with this report.

Results of Operations for the Three Months Ended June 30, 2005

The net loss was $70,139 for the quarter ended June 30, 2005. The loss is attributable to expenses related to operations of White River.

Investment Income

Investment income for the quarter ended June 30, 2005 was $13,389. This income is a distribution from UAC related to a UAC General Unsecured Claim that is owned by White River. Once the White River / UAC share exchange occurs, the income related to these distributions will be eliminated through consolidation.

Operating Expenses

Total operating expenses were $76,621 for the quarter ended June 30, 2005. These expenses were primarily recruiting expenses and professional fees.

Interest Expense

Interest expense for the quarter ended June 30, 2005 was $6,907. Interest expense is a result of the secured bridge note to Castle Creek and revolving note to Castle Creek that White River entered into during this quarter.

Financial Condition as of June 30, 2005

Note Receivable - Related Party

The cost basis of the note receivable - related party is $2,126,240 at June 30, 2005. This amount represents what White River paid for 89.1% of the UAC Subordinated Notes and Subordinated Accrual Notes.

Deferred Costs

At June 30, 2005, White River had incurred deferred costs totaling $1,898,406 compared to $633,809 at December 31, 2004. These deferred costs consist of professional fees paid for tax advisory services, legal counsel, accounting due diligence and UAC financial statement audit expenses to effect the transactions described in Note 2. Once the transactions, described in Note 2 of the interim financial statements included with this report, are consummated, the costs will be shown either as a reduction of proceeds received from the equity offering or as an increase in the purchase price of Coastal Credit.

PART I FINANCIAL INFORMATION - CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Secured Bridge Note to Castle Creek

White River entered into a secured bridge note agreement with Castle Creek on June 22, 2005 as discussed in Note 5. The principal balance of the secured bridge note to Castle Creek is $2,275,000 at June 30, 2005. The purpose of this funding is the buyout of the UAC restructured subordinated notes in advance of June 30, 2005 as described in Note 5

Due to Castle Creek

White River had amounts due to Castle Creek of $1,898,406 and $633,809 at June 30, 2005 and December 31, 2004, respectively. The increase relates to the funding of costs for professional fees paid for tax advisory services, legal counsel, accounting due diligence and UAC financial statement audit expenses to effect the transactions described in Note 2.

Revolving Note to Castle Creek

White River entered into a revolving note agreement with Castle Creek on April 22, 2005 as discussed in Note 7. The principal balance of the revolving note to Castle Creek is $100,000 at June 30, 2005. The purpose of this funding is for the operating expenses of White River.

Other Payables and Accrued Expenses

Other payables and accrued expenses are as follows:

June 30, 2005

Accrued expense	$10,469
Accrued interest expense	6,907
Total other payables and accrued expenses	$17,376

Liquidity and Capital Resources for the Six Months Ended June 30, 2005

Net cash used in operating activities was $58,835 for the six months ended June 30, 2005. The net cash flows used in operating activities were primarily for operating expenses of White River.

Net cash used in investing activities was $2,129,430 for the six months ended June 30, 2005. These cash flows were primarily attributable to the purchase of note receivable - related party.

Net cash provided by financing activities was $2,373,625 for the six months ended June 30, 2005. The net cash flows provided by financing activities primarily resulted from the establishment of the secured bridge note to Castle Creek and revolving note to Castle Creek during the period.

PART I FINANCIAL INFORMATION - CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

At June 30, 2005, White River had cash and cash equivalents of $185,360. White River has ongoing cash flow requirements to support its operations. White River’s sources of liquidity are limited and consist of cash on hand and distributions from the note receivable. The Company does not have a working capital facility.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements regarding sources of, and demands on, operating cash flows, the potential outcome of pending transactions, results of operations, effects of changes in accounting policies and other aspects of White River’s business. Similar forward-looking statements may be made by White River from time to time. Such forward-looking statements are subject to a number of important factors that cannot be predicted with certainty which could cause such forward-looking statements to be materially inaccurate.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. White River carried out an evaluation, under the supervision of its Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of the design and operation of White River’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer, President and Chief Financial Officer concluded that, at June 30, 2005, White River’s disclosure controls and procedures are effective in accumulating and communicating to management (including such officers) the information relating to White River required to be included in White River’s periodic SEC filings.

PART II   OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

White River’s Registration Statement on Forms S-1/S-4 (Reg. No. 333-123909) was declared effective on July 18, 2005. Pursuant to the registration statement, White River registered (1) 3,500,000 shares of its common stock (aggregate offering price $35,000,000) to be offered in a subscription offering to the shareholders of Union Acceptance Corporation and to certain standby purchasers, and (2) 310,191 shares of its common stock (aggregate offering price $3,101,910) to be offered in a share exchange for the outstanding shares of common stock of Union Acceptance Corporation. The share exchange was approved and consummated August 9, 2005. Subscriptions were due in the Subscription Offering on or before August 24, 2005, and we expect to close the subscription offering, with the related acquisition of Coastal Credit, LLC, on August 31, 2005. White River’s estimated offering expenses and expected use of proceeds are disclosed in the registration statement.

Item 4.	Submission of Matters to a Vote of Security Holders.

A special meeting of the shareholders of Union Acceptance Corporation was held on August 9, 2005. Following the special meeting, Union Acceptance Corporation became a subsidiary of White River pursuant to a statutory share exchange, and the shareholders of Union Acceptance Corporation became shareholders of White River. At the special meeting, the shareholders of Union Acceptance Corporation voted on the following matters:

	Votes
Matter	For	Against	Abstain
1. Adoption of the Agreement and Plan of Share Exchange with White River	24,293,586	40,200	980

2. Approval of the Purchase Agreement among White River, Coastal Credit, LLC and the members of Coastal Credit, LLC	24,256,582	74,804	3,380

3. Ratification of issuance of warrants for 150,000 shares of common stock of White River to private equity funds managed by Castle Creek Capital, LLC	23,933,807	397,579	3,380

Item 5.	Other Information

SUPPLEMENTAL INFORMATION - UNION ACCEPTANCE CORPORATION

The following information contains the UAC condensed unaudited consolidated financial statements as of June 30, 2005 and December 31, 2004 and for the three and six month periods ended June 30, 2005 and 2004. For future reporting periods, giving effect to the exchange of outstanding shares of common stock of UAC for shares of common stock of White River on August 9, 2005, UAC’s financial statements will be consolidated with White River’s financial statements.

PART II   OTHER INFORMATION - CONTINUED

Item 5.	Other Information - Continued

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30,	December 31,
ASSETS	2005	2004

CASH AND CASH EQUIVALENTS	$2,162	$3,745

RESTRICTED CASH	28,875	23,530

FINANCE RECEIVABLES—Net	130,053	115,165

BENEFICIAL INTEREST IN MASTER TRUST	7,517	3,677

OTHER ASSETS	3,479	4,179

TOTAL	$172,086	$150,296

LIABILITIES AND SHAREHOLDERS’ DEFICIT

LIABILITIES:
Collateralized financings	$151,347	$132,257
Accrued interest payable	5,910	7,100
Amounts due to master trust	7,112	6,640
Creditor notes payable	10,021	11,445
Other payables and accrued expenses	1,037	1,156

Total liabilities	175,427	158,598

SHAREHOLDERS’ DEFICIT:
Preferred stock, without par value—authorized 10,000,000 shares;
none issued and outstanding
Common stock, without par value—authorized 130,000,000 shares;
31,019,150 shares issued and outstanding	145,900	145,900
Accumulated other comprehensive income	6,651	1,943
Accumulated deficit	(155,892)	(156,145)

Total shareholders’ deficit	(3,341)	(8,302)

TOTAL	$172,086	$150,296

See notes to condensed consolidated financial statements.

PART II   OTHER INFORMATION - CONTINUED

Item 5.	Other Information - Continued

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
INTEREST:
Interest on receivables	$5,407	$3,278	$9,887	$5,948
Accretion and other interest	4,169	218	5,719	430

Total interest income	9,576	3,496	15,606	6,378

Interest expense	(4,381)	(3,211)	(8,404)	(6,207)

Net interest margin	5,195	285	7,202	171

Provision for estimated credit losses	(1,363)	(3,256)	(1,812)	(4,199)

Net interest margin (deficiency) after provision for estimated credit losses	3,832	(2,971)	5,390	(4,028)

OTHER REVENUES:
(Charge) credit to master trust—net	(1,429)	1,556	(3,052)	1,137
Other income	155	717	413	1,586

Total other revenues (charges), net	(1,274)	2,273	(2,639)	2,723

OTHER EXPENSES:
Salaries and benefits	78	79	171	204
Operating expenses	141	361	530	582
Third party servicing expense	817	582	1,627	1,081
Bankruptcy costs	61	117	170	300

Total other expenses	1,097	1,139	2,498	2,167

INCOME (LOSS) BEFORE INCOME TAXES	1,461	(1,837)	253	(3,472)

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$1,461	$(1,837)	$253	$(3,472)

NET INCOME (LOSS) PER COMMON SHARE (BASIC AND DILUTED)	$0.05	$(0.06)	$0.01	$(0.11)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
	31,019,150	31,019,150	31,019,150	31,019,150

See notes to condensed consolidated financial statements.

PART II   OTHER INFORMATION - CONTINUED

Item 5.	Other Information - Continued

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

NET INCOME (LOSS)	$1,461	$(1,837)	$253	$(3,472)

OTHER COMPREHENSIVE INCOME:
Unrealized gain on Beneficial Interest in Master Trust	6,263	408	10,103	408
Reclassed unrealized gain to net income	(3,970)	-	(5,395)	-
Net other comprehensive income	2,293	408	4,708	408

COMPREHENSIVE INCOME (LOSS)	$3,754	$(1,429)	$4,961	$(3,064)

See notes to condensed consolidated financial statements.

PART II   OTHER INFORMATION - CONTINUED

Item 5.	Other Information - Continued

UNION ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$253	$(3,472)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of discount	(5,395)	(324)
Provision for estimated credit losses	1,812	4,199
Amortization and depreciation	13	13
Amortization of discount and interest accrued on creditor notes payable	4,649	4,238
Changes in assets and liabilities:
Other assets and accrued interest receivable	1,403	3,301
Amounts due to master trust	472	1,258
Payment of creditor notes payable accrued interest	(3,908)	(506)
Other payables and accrued expenses	(40)	(1,678)

Net cash provided by (used in) operating activities	(741)	7,029

CASH FLOWS FROM INVESTING ACTIVITIES:
Collections on retained interest/beneficial interest in master trust	6,264	433
Purchase of finance receivables	(96,120)	(61,067)
Principal collections and recoveries on finance receivables	78,703	48,724
Change in restricted cash	(5,345)	(3,851)
Capital expenditures	-	(9)

Net cash used in investing activities	(16,498)	(15,770)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from collateralized financings	98,426	58,783
Principal payments on collateralized financings	(79,337)	(48,904)
Principal payments on creditor notes payable	(3,433)	(5,483)

Net cash provided by financing activities	15,656	4,396

DECREASE IN CASH AND CASH EQUIVALENTS	(1,583)	(4,345)

CASH AND CASH EQUIVALENTS—Beginning of year	3,745	8,661

CASH AND CASH EQUIVALENTS—End of year	$2,162	$4,316

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax refunds	$12	$75

Interest paid	$7,378	$2,327

See notes to condensed consolidated financial statements.

PART II   OTHER INFORMATION - CONTINUED

Item 5.	Other Information - Continued

WHITE RIVER CAPITAL, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS THREE AND SIX MONTHS ENDED JUNE 30, 2005 (Unaudited)

1. BASIS OF PRESENTATION

The foregoing condensed consolidated financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods presented have been included. All adjustments are of a normal and recurring nature. Results for any interim period are not necessarily indicative of results to be expected for the year ending December 31, 2005. The condensed consolidated financial statements include the accounts of Union Acceptance Corporation (“UAC”) and its subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated.

The condensed unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes normally shown in annual financial statements. The condensed consolidated balance sheet as of December 31, 2004 has been derived from the December 31, 2004 audited balance sheet. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 filed with the SEC in Form S-1/S-4 Registration Statement (Reg. No. 333-123909) of White River Capital, Inc. and available online at www.sec.gov.

In our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005 and 2004, we changed the classification of changes in restricted cash balances to present such changes as an investing activity. We previously presented such changes as an operating activity.

2. GENERAL DISCUSSION

White River Capital, Inc., (“White River”), an Indiana corporation was formed December 30, 2004 with the intention of becoming the holding company for UAC in connection with a series of transactions which include:

•	a share exchange for White River common shares by UAC common shareholders;
•	a $35 million subscription rights equity offering by White River;
•	a $15 million note issuance by White River ;
•	the acquisition of an auto finance company for $50 million; and
•	the buyout of substantially all of the restructured senior and subordinated notes of UAC.

On February 15, 2005, UAC, White River, and the Plan Committee representing the UAC creditors entered into a memorandum of understanding providing for the proposed buyout of the remaining outstanding Senior Notes, Subordinated Notes and Accrual Notes payable. This agreement stipulates that White River, as the eventual parent of UAC, will pay 100% of the principal value of the Senior Notes and 13% of the principal value of the Subordinated Notes for the tender of these notes and their accompanying Accrual Notes to White River. Additional funds would be distributed to the former Subordinated Note holders in the future if certain prescribed events occurred including but not limited to the passing of federal legislation which would allow UAC to carry back federal income tax net operating

PART II   OTHER INFORMATION - CONTINUED

Item 5.	Other Information - Continued

loss carryforwards to recover income taxes previously paid in 2000. This purchase offer has been accepted by 100% of the Senior Note holders and 89.1% of the Subordinated Note holders of UAC.

During June 2005, the Senior Notes of UAC were paid in full and White River completed the buyout of 89.1% of the Subordinated Note holders of UAC. White River had also agreed with the Plan Committee in February to offer to purchase claims of the general unsecured claim holders of UAC for an amount of not less than the aggregate amount that such holders would receive in subsequent distributions under the Plan assuming holders of Senior Notes were paid in full and holders of Subordinated Notes received a total amount equal to 13% of their original principal. This amount would have been approximately an additional 2% of their outstanding claims and would represent total principal distributions of approximately 60% of their original claim amount.  When commencing the offer for the general unsecured claims in June, however, White River determined to offer 6% of the original claim amount to better reflect White River’s estimation of the present value of the general unsecured claims at the time (taking into account the risks and uncertainties involved in the realization of cash from UAC estate assets and the time value of money) and as an inducement for claim holders to tender their claims. The 6% amount, when combined with previous distributions paid to the general unsecured claim holders of UAC, would represent total principal distributions of approximately 64% of their original claim amount. The offer expires August 29, 2005, unless extended.

On March 8, 2005, the board of directors of UAC reviewed and considered the series of transactions outlined above. UAC’s board of directors approved the following actions subject to shareholder approval:

1.	the share exchange agreement between UAC and White River;
2.	the acquisition of the auto finance company by White River;
3.
the issuance of a warrant to purchase White River common stock to a certain large shareholder of UAC who has advanced funds in connection with the above transactions and has assisted in developing, structuring and implementing the transactions.

The share exchange agreement was executed on March 9, 2005 by UAC. A purchase agreement (to effect the acquisition), and the warrant issuance agreement were also executed on March 9, 2005 by White River.

3. NET ASSETS OF COLLATERALIZED FINANCINGS

On April 8, 2005, UAC Securitization Corporation (“UACSC”), in conjunction with a conduit provider and its surety provider, purchased $50.7 million of receivables from an outstanding securitization that was eligible for a “clean up” call. A “clean up” call allows UAC to repurchase the receivables from a securitization once the current note balance is equivalent to 10% or less of the original note balance. In some instances, the asset backed note interest rates increase if UAC does not effect the “clean up” call. These receivables were re-securitized through a $50.7 million non-recourse asset backed note issuance named UAC Securitization Corporation Fixed Rate Asset Backed Notes, Series 2005-B. The associated future cash flows from these receivables are subject to the same Master Trust Account provisions as the securitization called.

To finance the receivable acquisitions, the Company used collateralized financings, secured by the respective portfolio of the acquired receivables and related restricted cash accounts. Timely payments of principal and interest on the non-recourse collateralized financings are insured by surety policies. Such obligations are also cross-collateralized through the Master Trust Agreement. Any cash flows in excess of the principal and interest on the collateralized financings are payable to the Master Trust Account.

PART II   OTHER INFORMATION - CONTINUED

Item 5.	Other Information - Continued

The following table represents the restricted net assets and liabilities related to non-recourse collateralized financings (in millions) as of:

	June 30, 2005	December 31, 2004

Finance receivables—net	$130.1	$115.2
Restricted cash	28.9	23.5
Receivable from servicer included in other assets	0.6	1.2
Collateralized financings	(151.3)	(132.3)
Accrued interest payable	(0.6)	(0.5)
Other payables and accrued expenses	(0.6)	(0.5)

Amounts due to master trust	$7.1	$6.6

4. FINANCE RECEIVABLES—NET

Finance receivables are recorded at the outstanding principal balance of the receivables plus accrued interest receivable, net of an allowance for credit losses. The following table represents components of Finance Receivables—net (in thousands) as of:

	June 30, 2005	December 31, 2004

Principal balance of finance receivables	$142,338	$125,866
Accrued interest receivable	1,140	1,021
Allowance for credit losses	(13,425)	(11,722)

Finance receivables—net	$130,053	$115,165

Activity in the allowance for credit losses on finance receivables is as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Balance at the beginning of period	$12,758	$3,569	$11,722	$5,006
Allowance at purchase	362	2,970	3,032	2,970
Charge-offs	(4,901)	(4,125)	(10,599)	(8,474)
Recoveries	3,843	2,519	7,458	4,488
Provision for estimated credit losses	1,363	3,256	1,812	4,199

Balance at the end of the period	$13,425	$8,189	$13,425	$8,189
-

5. COLLATERALIZED FINANCINGS

On April 8, 2005, the Company completed a $50.7 million debt financing consisting of an asset backed note issuance. The notes were issued by UACSC, a wholly owned special purpose subsidiary of Union Acceptance Corporation.

PART II   OTHER INFORMATION - CONTINUED

Item 5.	Other Information - Continued

The note principal and interest is paid monthly based upon total cash received from the corresponding finance receivables collateralizing the notes. If the cash received within the month is insufficient to pay the note principal and interest, funds are drawn from restricted cash accounts or the Master Trust Account in accordance with the Master Trust Agreement. Interest expense, related to these collateralized financings, including the amortization of debt issuance costs, was $2.1 million and $1.1 million for three months ended June 30, 2005 and 2004, respectively and $3.8 million and $2.0 million for the six months ended June 30, 2005 and 2004, respectively.

The following table summarizes the collateralized financings (in thousands) at:

Notes Series	Note Rate	Initial Note Amount	June 30, 2005	December 31, 2004

Series 2003-A	3.95%	$120,327	$10,530	$28,098
Series 2004-A1	4.15	29,485	7,829	14,911
Series 2004-A2	4.55	29,298	10,404	18,155
Series 2004-B	5.02	25,896	11,306	19,101
Series 2004-C	4.89	51,992	32,220	51,992
Series 2005-A	4.49	47,742	34,839	-
Series 2005-B	4.69	50,684	44,219	-

			$151,347	$132,257

6. BENEFICIAL INTEREST IN MASTER TRUST

With the establishment of the Master Trust Agreement in 2003, all excess cash flows, as defined, from retained interest in securitized assets, finance receivables, and restricted cash accounts are to be deposited in the Master Trust Account. Once prescribed cash reserve levels are met, cash will be released to the Company from the Master Trust Account. This estimated future discounted cash flow is reported as Beneficial Interest in Master Trust.

Beneficial Interest in Master Trust increased to $7.5 million at June 30, 2005 compared to $5.0 million at March 31, 2005 and $3.7 million at December 31, 2004. This increase is due to changes in assumptions used to project the future cash flows from the Master Trust account, principally a decrease in projected credit losses (based on current loss experience as described below) totaling approximately $6.3 million for the three months ended June 30, 2005 and $10.1 million for the six months ended June 30, 2005. This increase was partially offset by the receipt of funds from the Master Trust account of $3.8 million for the three months ended June 30, 2005 and $6.3 million for the six months ended June 30, 2005.

The assumptions used to calculate the Beneficial Interest in Master Trust are as follows:

Credit Loss Assumptions—The Company estimates gross credit losses and credit loss severity using the loss to liquidation methodology for each securitized pool. The loss to liquidation methodology takes into account the current loss level of each securitized pool and its “pool factor,” which is the percentage remaining of the original pool balance. The current loss level is

PART II   OTHER INFORMATION - CONTINUED

Item 5.	Other Information - Continued

then applied to adjust the projection of the total net cumulative losses at the end of pool life. The weighted average net credit loss assumption as a percentage of the original principal balance over the life of the receivables to value Beneficial Interest in Master Trust was 9.23% and 9.42% at June 30, 2005 and December 31, 2004, respectively.

By way of illustration, credit losses reported by UAC’s portfolio servicer as an annualized percentage of the portfolio for the months in the second quarter declined significantly, relative to losses experienced in the first quarter, although losses have trended higher in July, as indicated below:

Annualized Credit Losses By Month for 2005 Year to Date:

January	February	March	April	May	June	July
6.01%	4.74%	4.60%	1.94%	1.50%	2.11%	3.91%

Prepayment Assumptions—The Company estimates prepayments by evaluating the historical prepayment performance of comparable receivables. The Company used annual prepayment rates ranging from 24.9% to 36.7% at June 30, 2005 as compared to 21.6% to 31.2% at December 31, 2004.

Discount Rate Assumptions—The Company determines the estimated fair value of its Beneficial Interest in Master Trust by discounting the expected cash flows released from the Master Trust Account (the cash out method) using a discount rate that the Company believes is commensurate with the risks involved. The Company used a discount rate of 15% to value the Beneficial Interest in Master Trust at June 30, 2005 and December 31, 2004 to reflect current market conditions and the Company’s financial position.

7. CREDITOR NOTES PAYABLE

In connection with the Company’s Plan of Reorganization and distributions, creditor notes payable (in thousands) are as follows at:

	June 30, 2005		December 31, 2004
	Carrying Value	Contractual Remaining Debt	Carrying Value	Contractual Remaining Debt
Restructured debt:
Class 2A General Unsecured Claims	$513	$1,374	$656	$1,599
Class 2A1 General Unsecured Claims	-	-	1	125
Restructured Senior Notes	-	-	3,206	3,207
Restructured Subordinated Notes	9,506	46,383	7,580	46,383
Senior Accrual Notes	1	4,106	1	4,106
Subordinated Accrual Notes	1	3,964	1	3,964

Total creditor notes payable	$10,021	$55,827	$11,445	$59,384

PART II   OTHER INFORMATION - CONTINUED

Item 5.	Other Information - Continued

8. INCOME TAXES

Any income tax expense (benefit) in the three months and six months ended June 30, 2005 and 2004 was offset by existing net operating loss carry forwards.

9. RELATED PARTY ACTIVITY

Since August 13, 2003, a significant shareholder has provided management services to the Company to direct the Company in fulfilling its obligations under the Plan. The fee for these services is $175,000 per year, paid on a monthly basis. This same shareholder has paid or has agreed to pay approximately $1.9 million of certain accounting, legal, and audit expenses incurred as of June 30, 2005 in connection with a planned recapitalization of the Company.

10. SUBSEQUENT EVENTS

During July 2005, UACSC repurchased receivables with outstanding principal amount of $54.9 million from an outstanding securitization that was eligible for a “clean up” call. UACSC Fixed Rate Asset Backed Notes, Series 2005-C were issued. After the effective date of this transaction, these receivables and associated debt were recorded on the Company’s balance sheet. The associated future cash flows from these receivables will be subject to the same Master Trust Account provisions as the called securitization.

The following table summarizes the terms of this note:

Notes Series	Note Rate	Initial Note Amount	Issue Date	Final Maturity Date

Series 2005-C	5.40%	$ 54,932,620	July 8, 2005	October 8, 2009

On August 9, 2005, a special meeting of UAC shareholders was conducted. During this meeting UAC shareholders voted on and approved the following proposals:

1.	The adoption of an agreement and plan of share exchange with White River.

2.
The purchase agreement among White River, Coastal Credit LLC and Coastal Credit’s members, which provides for the sale by the members of Coastal Credit of their equity interest in Coastal Credit to White River at an aggregate price of approximately $50 million in cash. It is anticipated that the closing date for the acquisition of Coastal Credit by White River will be August 31, 2005.

3.
The issuance by White River to private equity funds managed by Castle Creek of warrants to acquire 150,000 shares of White River common stock for $10.00 per share, with a term of three years and 90 days and first exercisable three years after issuance.

On August 9, 2005, the share exchange became effective upon the filing of Articles of Share Exchange with the State of Indiana and the outstanding shares of common stock of UAC were exchanged for shares of common stock of White River, at an exchange rate of one share of White River common

PART II   OTHER INFORMATION - CONTINUED

Item 5.	Other Information - Continued

stock for 100 shares of UAC common stock. There are currently approximately 310,191 shares of White River outstanding. White River is now the parent holding company of UAC.

On August 10, 2005, UAC consummated a plan of entity conversion under Indiana law upon the filing of Articles of Entity Conversion with the State of Indiana and converted from an Indiana C corporation to an Indiana limited liability company. The new company name is Union Acceptance Company LLC.

Item 6.	Exhibits

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 31a-14(a) or 15d-14(a) of the Exchange Act

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

White River Capital, Inc. (Registrant)

August 26, 2005	By:	/s/ Martin J. Szumski
Martin J. Szumski
Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer)