Form 10-Q
period 2005-09-30
White River Capital Inc
filed 2005-11-14
CIK 1318545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November XX, 2005, there were 3,810,155 shares outstanding of the issuer’s Common Stock, without par value.

White River Capital, Inc.
Form 10-Q for the Quarter Ended September 30, 2005
___________________________________________________________________________________

- INDEX -

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	1

	Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2005 and 2004	2

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2005 and 2004	3

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2005 and September 30, 2004	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 4.	Controls and Procedures	45

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 4.	Submission of Matters to Vote of Security Holders	46

Item 6.	Exhibits and Reports on Form 8-K	47

SIGNATURES		48

Part I  Financial Information

Item 1. Financial Statements

WHITE RIVER CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

ASSETS	September 30, 2005	December 31, 2004

Cash and cash equivalent	$8,884	$3,745
Restricted cash	28,059	23,530
Securitized finance receivables—net	138,169	115,165
Finance receivables—net	69,936
Beneficial interest in Master Trust	7,831	3,677
Deferred costs	-	634
Goodwill	40,638	-
Other assets	3,820	4,179

TOTAL	$297,337	$150,930

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

LIABILITIES:
Collateralized financing	$160,620	$132,257
Line of credit	53,500
Secured note payable	15,000
Subordinated debentures	7,750
Notes payable - Coastal Credit purchase holdback	5,000
Accrued interest	1,666	7,100
Amounts due to Master Trust	5,416	6,640
Creditor notes payable	1,321	11,445
Due to Castle Creek	-	634
Other payables and accrued expenses	2,842	1,156

Total liabilities	253,115	159,232

SHAREHOLDERS’ EQUITY:
Preferred Stock, without par value, authorized
3,000,000 shares; none issued and outstanding	-	-
Common Stock, without par value, authorized
20,000,000 shares; 3,810,155 issued and outstanding	179,157	145,900
Warrants	534	-
Accumulated other comprehensive income	7,394	1,943
Accumulated deficit	(142,863)	(156,145)

Total shareholders’ equity (deficiency)	44,222	(8,302)

TOTAL	$297,337	$150,930

See notes to condensed consolidated financial statements.

Part I  Financial Information - Continued

Item 1. Financial Statements - Continued

WHITE RIVER CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
INTEREST:
Interest on receivables	$7,888	$3,569	$17,775	$9,517
Accretion and other interest	2,333	301	8,052	732

Total interest income	10,221	3,870	25,827	10,249

Interest expense	(3,189)	(3,415)	(11,532)	(9,623)

Net interest margin	7,032	455	14,295	626

Provision for estimated credit losses	(1,031)	(2,285)	(2,844)	(6,484)

Net interest margin (deficiency) after provision for estimated credit losses	6,001	(1,830)	11,451	(5,858)

OTHER REVENUES:
Credit (charge) to Master Trust—net	(2,126)	496	(5,179)	1,633
Gain from extinguishment of debt	266	-	11,327	-
Other income	188	707	614	2,293

Total other revenues (charges), net	(1,672)	1,203	6,762	3,926

OTHER EXPENSES:
Salaries and benefits	551	105	722	309
Operating expenses	718	242	1,324	824
Third party servicing expense	1,015	639	2,642	1,720
Bankruptcy costs	74	104	244	404

Total other expenses	2,358	1,090	4,932	3,257

INCOME (LOSS) BEFORE INCOME TAXES	1,971	(1,717)	13,281	(5,189)

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$1,971	$(1,717)	$13,281	$(5,189)

NET INCOME (LOSS) PER COMMON SHARE (BASIC)	$1.32	$(5.54)	$18.77	$(16.73)

NET INCOME (LOSS) PER COMMON SHARE (DILUTED)	$1.32	$(5.54)	$18.74	$(16.73)

BASIC WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	1,489,503	310,191	707,591	310,191

DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	1,492,669	310,191	708,658	310,191

See notes to condensed consolidated financial statements.

Part I  Financial Information - Continued

Item 1. Financial Statements - Continued
WHITE RIVER CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,281	$(5,189)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of discount	(7,469)	(553)
Provision for estimated credit losses	2,844	6,484
Amortization and depreciation	90	21
Amortization of discount and interest accrued on creditor notes payable	4,877	6,417
Gain from extinguishment of debt	(11,327)	-
Changes in assets and liabilities:
Other assets and accrued interest receivable	2,509	2,751
Amounts due to Master Trust	(1,225)	702
Payment of creditor notes payable accrued interest	(6,390)	(728)
Other payables and accrued expenses	430	(1,910)
Net cash provided by (used in) operating activities	(2,380)	7,995

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Coastal Credit, LLC, net of cash acquired	(41,804)	-
Purchase of securitized finance receivables	(149,333)	(86,943)
Principal collections and recoveries on securitized finance receivables	122,797	77,382
Collections on finance receivables	3,741	-
Purchase of finance receivables	(4,421)	-
Collections on beneficial interest in Master Trust	8,767	2,012
Change in restricted cash	(4,529)	(3,197)
Capital expenditures	(3)	(11)
Net cash used in investing activities	(64,785)	(10,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of expenses	33,524	-
Proceeds from collateralized financings	153,359	84,679
Proceeds from secured note payable	15,000	-
Payment of debt issuance costs related to secured note payable	(210)	-
Proceeds from notes payable to Castle Creek	2,375	-
Principal payments on notes payable to Castle Creek	(2,375)	-
Principal payments on subordinated debentures	(900)	-
Principal payments on collateralized financings	(124,997)	(79,635)
Principal payments on creditor notes payable	(3,472)	(7,177)
Net cash provided by (used in) financing activities	72,304	(2,133)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,139	(4,895)
CASH AND CASH EQUIVALENTS—Beginning of year	3,745	8,661
CASH AND CASH EQUIVALENTS—End of period	$8,884	$3,766

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax refunds	$72	$83
Interest paid	$9,783	$3,719

See notes to condensed consolidated financial statements.

Part I  Financial Information - Continued

Item 1. Financial Statements - Continued
WHITE RIVER CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

NET INCOME (LOSS)	$1,971	$(1,717)	$13,281	$(5,189)

OTHER COMPREHENSIVE INCOME:
Unrealized gain on beneficial interest in Master Trust	2,817	275	12,920	683
Reclassification adjustment for gain included in net income	(2,074)	(230)	(7,469)	(230)
Net other comprehensive income	743	45	5,451	453

COMPREHENSIVE INCOME (LOSS)	$2,714	$(1,672)	$18,732	$(4,736)

See notes to condensed consolidated financial statements.

Part I  Financial Information - Continued

Item 1. Financial Statements - Continued
WHITE RIVER CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

1.	BASIS OF PRESENTATION

The foregoing condensed consolidated financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period presented have been included. Results for any interim period are not necessarily indicative of results to be expected for the year ending December 31, 2005.

The condensed consolidated unaudited interim financial statements have been prepared in accordance with Form 10-Q specifications and therefore do not include all information and footnotes normally shown in annual financial statements. As a result of the share exchange discussed in Note 3, the condensed consolidated financial statements will show the results of Union Acceptance Company LLC, formerly known as Union Acceptance Corporation, Inc. (“UAC”), and White River Capital, Inc. (“White River”) as though they always coexisted, also referred to as predecessor accounting. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for White River, Coastal Credit LLC (“Coastal Credit”) and UAC as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 filed with the SEC in the Registration Statement on Form S-1/S-4 (Reg. No. 333-123909) of White River Capital, Inc., which is available online at www.sec.gov.

In the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004, we changed the classification of changes in restricted cash balances to present such changes as an investing activity. We previously presented such changes as an operating activity.

2.	GENERAL DISCUSSION

White River was formed for the purpose of becoming the holding company for UAC in connection with a series of transactions that includes:

•	a share exchange for White River common shares by UAC common shareholders;
•	a $35 million subscription rights equity offering by White River;
•	a $15 million note issuance by White River;
•	the acquisition of Coastal Credit for $50 million; and
•	the buyout of substantially all of the UAC restructured senior notes (“Senior Notes”), restructured subordinated notes (“Subordinated Notes”), and their accompanying accrual notes (“Accrual Notes”).

On February 15, 2005, UAC, White River, and the Plan Committee representing the UAC creditors entered into a memorandum of understanding providing for the proposed buyout of the remaining outstanding Senior Notes, Subordinated Notes and Accrual Notes payable. This agreement stipulated that White River, as the eventual parent of UAC, pay 100% of the principal value of the Senior Notes and 13% of the principal value of the Subordinated Notes for the tender of these notes and their accompanying Accrual Notes to White River. Additional amounts may be paid by White River to the former Subordinated Note holders in the future if certain prescribed events occur including but not limited to the passing of federal legislation which would allow UAC to carry back federal income tax net operating loss carryforwards to recover income taxes

Part I  Financial Information - Continued

Item 1. Financial Statements - Continued

previously paid in 2000 and recovery by UAC on a particular unresolved pending claim. This purchase offer was accepted by 100% of the Senior Note holders and holders of 89.1% of the Subordinated Notes.

On March 8, 2005, the board of directors of White River reviewed and authorized the following transactions and UAC’s board of directors approved the following actions subject to shareholder approval:

1.	the share exchange agreement between UAC and White River;
2.	the acquisition of Coastal Credit;
3.
the issuance of a warrant to purchase White River common stock to Castle Creek Capital Partners Fund IIa, LP and Castle Creek Capital Partners Fund IIb, LP (collectively the “Funds”), which advanced funds in connection with the described transactions and the general partner of which, Castle Creek Capital LLC (“Castle Creek”), assisted in developing, structuring and implementing the transactions and;

4.	the $15 million note placement agreement.

The share exchange agreement was executed on March 9, 2005 by UAC and White River. A purchase agreement (to effect the acquisition of Coastal Credit), the note purchase agreement and the warrant issuance agreement were also executed on March 9, 2005 by White River.

During June 2005, the Senior Notes of UAC were paid in full and White River completed the buyout of 89.1% of the Subordinated Notes of UAC.  During September 2005, White River concluded its offer to purchase claims from the general unsecured creditors of UAC. White River acquired approximately 57.3% of the general unsecured claims of UAC from this offer.

On August 9, 2005, the share exchange became effective upon the filing of Articles of Share Exchange with the State of Indiana and the outstanding shares of common stock of UAC were exchanged for shares of common stock of White River, at an exchange rate of one share of White River common stock for 100 shares of UAC common stock. White River exchanged 310,155 shares of its common stock for the outstanding shares of UAC. White River became the parent holding company of UAC.

On August 28, 2005 White River’s Board of Directors adopted the White River Capital, Inc. 2005 Incentive Stock Plan. This plan will provide certain directors, officers and key employees of White River and its present and future subsidiaries a favorable opportunity to acquire White River common stock thereby providing them with an increased incentive to work for the long-term success of White River and its shareholders. The Board of Directors believes the plan will better enable White River to attract and retain capable personnel. The terms of this plan includes the reservation of 250,000 shares of White River common stock. This plan is subject to a vote of White River shareholders at the next annual shareholders’ meeting for approval.

As also discussed in Note 19, Subsequent Events, White River’s Board of Directors adopted the White River Directors Stock Compensation Plan on October 26, 2005. The terms of this plan includes the reservation of 50,000 shares of White River common stock.

As of September 30, 2005, no options or shares have been granted under either plan.

A $15 million secured note was issued by White River on August 31, 2005 and bears interest at a fixed rate of 10.75%. Interest will be payable in arrears quarterly beginning October 1, 2005. Principal will be payable in sixteen quarterly installments of $937,500 commencing July 1, 2006. Prepayment of the note is allowed beginning September 1, 2007. There is a 2% prepayment penalty if prepayment occurs between September 1, 2007 and June 30, 2008. This prepayment is reduced to 1% if prepayment occurs between July 1, 2008 and June 30, 2009. There is no penalty if the prepayment occurs after June 30, 2009. The note is secured by White River’s ownership interest in Coastal Credit.

Part I  Financial Information - Continued

Item 1. Financial Statements - Continued

    On August 31, 2005, White River completed a $35 million subscription offering. In this offering, White River issued 3,500,000 shares of common stock at the subscription price of $10.00 per share. The net proceeds of this subscription offering were used to acquire Coastal Credit, to repay the secured bridge note payable to the Funds, to pay transaction costs and for ongoing operations.

On August 31, 2005, warrants were issued by White River to the Funds to purchase 150,000 shares of White River common stock at an exercise price of $10 per share. The term of the warrant will be three years and 90 days and will be exercisable three years after issuance.

Also on August 31, 2005, White River completed the acquisition of 100% of the ownership interests in Coastal Credit with an aggregate purchase price of $50.8 million, including direct costs of acquisition. $45.0 million was paid to the sellers at closing and $5.0 million was held back until March 31, 2006 and payable with interest at the rate of 10% per annum.

In connection with UAC’s Plan of Reorganization and distributions and as a result of White River’s acquisition of UAC’s general unsecured claims and Subordinated Notes, UAC’s creditor notes payable (in thousands) are as follows at:

	September 30, 2005			December 31, 2004
	Carrying	Contractual	Total	Carrying	Contractual	Total
	Value	Remaining	Contractual	Value	Remaining	Contractual
		Debt Not	Remaining		Debt Not	Remaining
		Owned by	Debt		Owned by	Debt
		White River			White River
Restructured debt:
Class 2A general unsecured claims	$ 163	$ 416	$ 1,330	$ 656	$ 1,599	$ 1,599
Class 2A1 general unsecured claims	-	-	-	1	125	125
Restructured senior notes	-	-	-	3,206	3,207	3,207
Restructured subordinated notes	1,157	5,041	46,383	7,580	46,383	46,383
Senior accrual notes	-	-	4,106	1	4,106	4,106
Subordinated accrual notes	1	431	3,964	1	3,964	3,964

Total creditor notes payable	$ 1,321	$ 5,888	$ 55,783	$ 11,445	$ 59,384	$ 59,384

Part I  Financial Information - Continued

Item 1. Financial Statements - Continued

3.	WHITE RIVER SHARE EXCHANGE FOR UAC SHARES

On August 9, 2005, the share exchange became effective upon the filing of Articles of Share Exchange with the State of Indiana and the outstanding shares of common stock of UAC were exchanged for shares of common stock of White River, at an exchange rate of one share of White River common stock for 100 shares of UAC common stock. There were approximately 310,155 shares of White River exchanged for the UAC shares. White River is now the parent holding company of UAC.

For purposes of the condensed consolidated financial statements and in accordance with paragraph 19 of FASB Statement No. 141, Business Combination (SFAS 141), the form of the acquisition points to UAC as the predecessor to White River. Therefore, the condensed consolidated financial statements include results of UAC and White River as though they always coexisted, also referred to as predecessor accounting.

The consolidation of financial statements under the predecessor treatment requires the elimination of intercompany transactions that occurred during the reported periods between White River and UAC. This includes the recognition of extinguishment of debt, for accounting purposes, during June 2005. Upon completion of the share exchange between UAC shareholders and White River, the notes receivable - related party, which was acquired by White River on June 24, 2005, is considered owned by the issuer, UAC, in accordance with paragraph 16.a of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In accordance with SFAS 140, UAC’s carrying value for the portion of the creditor notes payable owned by White River was netted against the amount paid by White River for the creditor notes resulting in a net gain from extinguishment of debt of $11.1 million. This gain was recognized during June 2005.

4.	ACQUISITION OF COASTAL CREDIT, LLC

On August 31, 2005, White River completed the acquisition of 100% of the interests in Coastal Credit with an aggregate purchase price of $50.8 million, including direct costs of acquisition. $45.0 million was paid to the seller at closing and $5.0 million was held back until March 31, 2006 and payable with interest at the rate of 10% per annum. The results of operations for the month ended September 30, 2005 are included in the condensed consolidated statement of operations.

    Coastal Credit is a specialized sub-prime auto finance company engaged primarily in (1) acquiring retail installment sales contracts from both franchised and independent automobile dealers which have entered into contracts with purchasers of used and, to a much lesser extent, new cars and light trucks, and (2) servicing the contract portfolio. Coastal Credit commenced operations in Virginia in 1987 and was restructured as a limited liability company under the laws of the Commonwealth of Virginia in 1997. It conducts business in sixteen states - California, Delaware, Florida, Georgia, Louisiana, Maryland, Mississippi, Nevada, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Virginia and Washington - through its fourteen branch locations.

White River believes that there is significant benefit in acquiring an auto finance business that historically has focused on disciplined underwriting and consistent growth and profitability.

Part I  Financial Information - Continued

Item 1. Financial Statements - Continued

In accordance with FASB Statement No. 141, Business Combination (SFAS 141), the acquisition was accounted for using the purchase method. The purchase method requires the cost of the acquired company, Coastal Credit, be allocated to the assets acquired and liabilities assumed. Paragraph 37 of FASB Statement No. 141 is a general guidance for assigning amounts to assets acquired and liabilities assumed. In accordance with paragraph 43 of FASB Statement No. 141, the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed shall be recognized as goodwill.

The allocation of the purchase price to the assets acquired and liabilities assumed has not been finalized due to the complexities of various components of the assets and liabilities of Coastal Credit. White River continues to analyze the assets and liabilities of Coastal Credit, including intangible assets, deferred taxes and finance receivables, net, to derive a final allocation of the purchase price. The following table is an estimate of the allocation of the purchase price:

Cash and cash equivalent	$3,733
Finance receivables, net	69,631
Property and equipment, net	626
Other assets	291
Goodwill	40,638
Line of credit	(53,500)
Subordinated debentures	(8,650)
Accrued Interest	(380)
Other payables and accrued expenses	(1,585)

Total purchase price	$50,804

With the acquisition of Coastal Credit on August 31, 2005, the excess of purchase price over fair value of net assets acquired and liabilities assumed, goodwill, was recorded. In accordance with FAS 142, Goodwill and Other Intangible Assets, White River will annually test the goodwill for impairment by measuring the excess of the carrying value over the fair value of the assets and liabilities of Coastal Credit. If the fair value exceeds the carrying value, impairment to goodwill will be recognized.

    The following is supplemental pro forma information that discloses the consolidated results of operation for the three and nine months ended September 30, 2005 and 2004 as though the acquisition of Coastal Credit by White River had been completed as of the beginning of the periods reported on. Assumed in this pro forma information is that the secured note payable was issued on January 1 of each respective year and the

Part I  Financial Information - Continued

Item 1. Financial Statements - Continued

notes payable - Coastal Credit purchase holdback was issued on January 1 and paid March 31 of each respective year. In addition, it is assumed that the subscription offering was completed on January 1 of each respective year for the calculation of the weighted average share information. Note that during the January 1, 2005 to August 31, 2005 time period, there were nonrecurring expenses for employee bonuses of $1.0 million and transaction expenses incurred by Coastal Credit related to the acquisition of Coastal Credit by White River of $0.4 million which are included in these pro forma financials:

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total interest income	14,526	9,664	42,099	27,369

Interest expense	(4,092)	(4,520)	(15,004)	(13,140)

Net interest margin	10,434	5,144	27,095	14,229

Provision for estimated credit losses	(2,764)	(4,352)	(6,755)	(10,299)

Net interest margin after provision for estimated credit losses	7,670	792	20,340	3,930

Total other revenues (charges), net	(1,657)	1,262	6,805	4,116

Total other expenses	5,415	3,265	12,551	9,646

Income (Loss) Before Income Taxes	598	(1,211)	14,594	(1,600)

Income Taxes	-	-	-	-

Net Income (Loss)	$598	$(1,211)	$14,594	$(1,600)

Net Income (Loss) Per Common Share (Basic)	$0.16	$(0.32)	$3.83	$(0.42)

Net Income (Loss) Per Common Share (Diluted)	$0.16	$(0.32)	$3.82	$(0.42)

Basic Weighted Average Number
Of Common Shares Outstanding	3,810,155	3,810,155	3,810,155	3,810,155

Diluted Weighted Average Number
Of Common Shares Outstanding	3,819,550	3,819,550	3,819,550	3,819,550

5.	NET ASSETS OF COLLATERALIZED FINANCINGS

On July 8, 2005, UAC Securitization Corporation (“UACSC”), a wholly owned special purpose subsidiary of UAC, in conjunction with a conduit provider and its surety provider, purchased $54.9 million of receivables from an outstanding securitization that was eligible for a “clean up” call. A “clean up” call allows UAC to repurchase the receivables from an off-balance sheet securitization once the current note balance is equivalent to 10% or less of the original note balance. In some instances, the asset backed note interest rates increase if UAC does not effect the “clean up” call. These receivables were re-securitized through a $54.9 million non-recourse asset backed note issuance named UAC Securitization Corporation 5.40% Fixed Rate Asset Backed Notes, Series 2005-C. The associated future cash flows from these receivables are subject to the same Master Trust account provisions as the securitization called.

    To finance the receivable acquisitions, UAC used collateralized financings, secured by the respective portfolio of the acquired receivables and related restricted cash accounts. Timely payments of principal and interest on the non-recourse collateralized financings are insured by surety policies. Such obligations are also cross-collateralized through the Master Trust agreement. Any cash flows in excess of the principal and interest on the collateralized financings are payable to the Master Trust account.

Part I  Financial Information - Continued

Item 1. Financial Statements - Continued

    The following table represents the restricted net assets and liabilities related to non-recourse collateralized financings (in millions) as of:

	September 30, 2005	December 31, 2004

Securitized finance receivables—net	$138.2	$115.2
Restricted cash	28.1	23.5
Receivable from servicer included in other assets	0.9	1.2
Collateralized financings	(160.6)	(132.3)
Accrued interest payable	(0.7)	(0.5)
Other payables and accrued expenses	(0.5)	(0.5)

Amounts due to master trust	$5.4	$6.6

6.	SECURITIZED FINANCE RECEIVABLES—NET

Finance receivables are recorded at the outstanding principal balance of the receivables plus accrued interest receivable, net of an allowance for credit losses. The following table represents components of securitized finance receivables—net (in thousands) as of:

	September 30, 2005	December 31, 2004

Principal balance of securitized finance receivables	$150,928	$125,866
Accrued interest receivable	1,221	1,021
Allowance for credit losses	(13,980)	(11,722)

Securitized finance receivables—net	$138,169	$115,165

Activity in the allowance for credit losses on securitized finance receivables is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Balance at the beginning of period	$13,425	$8,189	$11,722	$5,006
Allowance at purchase	2,131	213	5,163	3,183
Charge-offs	(5,812)	(4,313)	(16,410)	(12,787)
Recoveries	3,580	2,485	11,037	6,973
Provision for estimated credit losses	656	2,285	2,468	6,484

Balance at the end of the period	$13,980	$8,859	$13,980	$8,859

Part I  Financial Information - Continued

Item 1. Financial Statements - Continued

7.	COLLATERALIZED FINANCINGS

On July 8, 2005, as described above, UACSC completed a $54.9 million non-recourse debt financing consisting of an asset backed note issuance. The notes were issued by UACSC, a wholly owned special purpose subsidiary of UAC.

The note principal and interest is paid monthly based upon total cash received from the corresponding finance receivables collateralizing the notes. If the cash received within the month is insufficient to pay the note principal and interest, funds are drawn from restricted cash accounts or the Master Trust account in accordance with the Master Trust agreement. Interest expense related to these collateralized financings, including the amortization of debt issuance costs, was $2.2 million and $1.2 million for three months ended September 30, 2005 and 2004, respectively and $6.0 million and $3.2 million for the nine months ended September 30, 2005 and 2004, respectively.

The following table summarizes the outstanding principal balance of the collateralized financings (in thousands) at:

	Note	Initial Note	September 30,	December 31,
Notes Series	Rate	Amount	2005	2004

Series 2003-A	3.95%	$120,327	$5,433	$28,098
Series 2004-A1	4.15	29,485	5,516	14,911
Series 2004-A2	4.55	29,298	7,549	18,155
Series 2004-B	5.02	25,896	8,311	19,101
Series 2004-C	4.89	51,992	24,469	51,992
Series 2005-A	4.49	47,742	26,964	-
Series 2005-B	4.69	50,684	34,954	-
Series 2005-C	5.40	54,933	47,424	-

		$410,357	$160,620	$132,257

8.	BENEFICIAL INTEREST IN MASTER TRUST

With the establishment of the Master Trust agreement in 2003, all excess cash flows, as defined, from retained interest in securitized assets, finance receivables, and restricted cash accounts are to be deposited in the Master Trust account. Once prescribed cash reserve levels are met, cash will be released to UAC from the Master Trust account. This estimated future discounted cash flow is reported as beneficial interest in Master Trust. In determining the fair value of the beneficial interest in Master Trust, estimates must be made for the future prepayments, rates of gross credit losses and credit loss severity, and delinquencies as they impact the amount and timing of the estimated cash flows from the Master Trust. The average of the interest rates on the receivables exceeds the interest rates on the securities issued in the securitization and servicing and surety fees. This excess cash is held by the Master Trust account and released based on reserve requirements of the Master Trust. These estimated cash flows from the Master Trust are then discounted to reflect the present value.

The assumptions used to calculate the beneficial interest in Master Trust are as follows:

Credit Loss Assumptions—UAC estimates gross credit losses and credit loss severity using the loss to liquidation methodology for each securitized pool. The loss to liquidation methodology takes into account the current loss level of each securitized pool and its “pool factor,” which is the  percentage remaining of the original pool balance.

Part I  Financial Information - Continued

Item 1. Financial Statements - Continued

The current loss level is then applied to adjust the projection of the total net cumulative losses at the end of pool life. The weighted average net credit loss assumption as a percentage of the original principal balance over the life of the receivables to value beneficial interest in Master Trust was 9.15% and 9.42% at September 30, 2005 and December 31, 2004, respectively.

Prepayment Assumptions—UAC estimates prepayments by evaluating the historical prepayment performance of comparable receivables. UAC used annual prepayment rates ranging from 26.0% to 40.0% at September 30, 2005 as compared to 21.6% to 31.2% at December 31, 2004.

Discount Rate Assumptions—UAC determines the estimated fair value of its beneficial interest in Master Trust by discounting the expected cash flows released from the Master Trust account (the cash out method) using a discount rate that UAC believes is commensurate with the risks involved. UAC used a discount rate of 15% to value the beneficial interest in Master Trust at September 30, 2005 and December 31, 2004 to reflect current market conditions and UAC’s financial position.

9.	FINANCE RECEIVABLES - NET

Finance receivables - net were acquired as part of the acquisition of Coastal Credit on August 31, 2005. Finance receivables - net generally have original terms ranging from 32 to 48 months and are secured by the related vehicles. White River has not completed its analysis of the finance receivables of Coastal Credit in accordance with SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. White River is using SOP 03-3 as guidance to record the fair value of Coastal Credit’s finance receivables whose credit quality has deteriorated since origination. These finance receivables will include those that were directly impacted by Hurricane Katrina that struck Louisiana and Mississippi on August 29, 2005. Finance receivables - net outstanding at September 30, 2005 without the SOP 03-3 analysis was as follows (in thousands):

September 30, 2005

Finance receivables, net of unearned finance charge income	$86,292

Accretable unearned acquisition discounts and fees	(11,131)
Contract origination costs	875
Finance receivables, net of discounts and fees	76,036

Allowance for loan losses	(6,100)

Finance receivables, net	$69,936

10.	DEFERRED COSTS

    Deferred costs consist of professional fees paid for tax advisory services, legal counsel, accounting due diligence and UAC financial statement audit expenses to effect the transactions described in Note 2. The deferred costs were fully allocated to the acquisition of Coastal Credit, the subscription offering and deferred debt costs for the secured note payable.

Part I  Financial Information - Continued

Item 1. Financial Statements - Continued

11.	LINE OF CREDIT

The line of credit was acquired with the acquisition of Coastal Credit. This is an $80 million line of credit of which $53.5 million was utilized at September 30, 2005. This line of credit will increase to $100 million in July 2006. The maturity date on the line of credit is December 31, 2009. The credit facility is secured by substantially all assets of Coastal Credit. In addition, White River has provided an unconditional corporate guaranty. Coastal Credit must maintain specified financial ratios within guidelines established by the lender and is in compliance with these ratios at September 30, 2005.  Interest is paid monthly at a variable rate, based on meeting certain financial criteria. At September 30, 2005, the rate was the London Interbank Offered Rate (“LIBOR”) plus 2.85% (6.55% at September 30, 2005). There is an annual commitment fee of 1/8 of 1% on the average daily unused commitment. In the event of a significant pay down or an earlier retirement of the revolver commitment, Coastal Credit would sustain certain prepayment penalties.

12.	SECURED NOTE PAYABLE

A $15 million secured note was issued on August 31, 2005 and bears interest at a fixed rate of 10.75%. Interest will be payable in arrears quarterly beginning October 1, 2005. The secured note payable is collateralized by White River’s ownership interest in Coastal Credit and is guaranteed by Coastal Credit, but subordinate to the line of credit. Principal will be payable in sixteen quarterly installments of $937,500 commencing July 1, 2006. Prepayment of the note is allowed beginning July 1, 2007. There is a 2% prepayment penalty if prepayment occurs between July 1, 2007 and June 30, 2008. This prepayment is 1% if prepayment occurs between July 1, 2008 and June 30, 2009. There is no penalty if the prepayment occurs after June 30, 2009.

13.	SUBORDINATED DEBENTURES

Coastal Credit has $7.75 million of subordinated debentures outstanding at September 30, 2005. Interest on the notes is payable quarterly at a fixed rate of interest of 12% per annum. At September 30, 2005, approximately 73% the holders of subordinated debentures were related parties.

All of the subordinated debt matures in 2007 and is subordinated to the line of credit and the secured note payable.

14.	RELATED PARTY TRANSACTIONS

UAC leases its corporate offices in Indianapolis, Indiana from Shadeland Properties, L.P., an entity controlled by Mr. Waterfield, a significant shareholder and a director of White River. The lease is a month-to-month lease, subject to termination at any time by UAC or Shadeland Properties, L.P. upon 90 days prior written notice. The lease provides for rent payments of $2,164 per month for 2,361 square feet.

UAC’s administration of the plan of reorganization is supervised by Castle Creek, whose Funds are significant shareholders of White River.  For these services, UAC compensates Castle Creek at a rate of $14,583 per month.

    On April 22, 2005, White River entered into a revolving note agreement with the Funds for the purpose of funding operating expenses of White River. This agreement allowed White River to borrow from the Funds up to $120,000 at a rate of 10% per annum. The outstanding principal and interest were payable on August 16, 2005, or, if earlier, the date three business days following consummation of White River’s

Part I  Financial Information - Continued

Item 1. Financial Statements - Continued

subscription offering. On August 5, 2005, White River paid, in full, the principal related to the $120,000 revolving note to Castle Creek and interest of $2,444.

On June 22, 2005, White River entered into a secured bridge note agreement with the Funds for the purpose of funding the buyout of the Subordinated Notes in advance of June 30, 2005. This note bore interest at 10.75% per annum and was secured by White River’s $41,341,325 face value purchase of Subordinated Notes. The outstanding principal and interest were payable on September 30, 2005, or, if earlier, the date three business days following consummation of White River’s subscription offering. On August 31, 2005, White River paid, in full, the principal and interest of $46,195 related to the secured bridge note payable to the Funds.

White River had amounts due to the Funds of $1.4 million for transaction expenses paid by the Funds. These amounts were to be reimbursed to the Funds upon completion of the transactions described in Note 2 which occurred on August 31, 2005.

Coastal Credit leases its corporate offices in Virginia Beach, Virginia and one of its branch offices in Jacksonville (Orange Park), Florida, from McKnight Family Partnerships, L.P., an entity controlled by Mr. McKnight, the President of Coastal Credit and a director of White River. The Virginia Beach lease has a three-year term, and provides for rent payments of $13,137 per month. The Virginia Beach lease will expire in September 2006. The Orange Park lease has a three-year term, and provides for rent payments of $9,010 per month. The Orange Park lease will expire in March 2007.

Coastal Credit and Mr. McKnight are parties to a letter agreement with respect to use of an aircraft owned by McKnight L.L.C., an entity controlled by Mr. McKnight. The aircraft is a Beechcraft King Air™ B200 twin engine turbo prop. The agreement provides that Coastal Credit will pay McKnight L.L.C. $14,000 per month to defray expenses associated with ownership of the aircraft in consideration for Mr. McKnight’s willingness to make the aircraft available for business use by key employees of Coastal Credit. Coastal Credit is required to pay additional amounts in any month in which its aircraft usage exceeds prescribed amounts. Six months prior written notice is required to withhold availability of the monthly payment or the plane.

15.	INCOME TAXES

Any income tax expense (benefit) in the three months and nine months ended September 30, 2005 and 2004 was offset by existing net operating loss carryforwards, which are fully reserved by a valuation allowance.

16.	WARRANTS

On August 31, 2005, warrants were issued by White River to the Funds to purchase 150,000 shares of White River common stock at an exercise price of $10 per share. The term of the warrant will be three years and 90 days and will be exercisable three years after issuance.

The warrants are recorded at fair value as of August 31, 2005. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions used for the warrants granted on August 31, 2005: expected volatility of 33.6%, risk free interest rate of 3.8% and expected life of three years and 90 days.

Part I  Financial Information - Continued

Item 1. Financial Statements - Continued

17.	BUSINESS SEGMENT INFORMATION

White River is the holding company for Coastal Credit and UAC which are specialized auto finance companies. These subsidiaries are distinct legal entities and managed separately. Corporate and Other includes debt and interest expense related to the acquisition of Coastal Credit, professional fees related to holding activities of White River and the elimination of all inter-segment amounts, which generally relate to the holding activities of White River.

Coastal Credit is a specialized sub-prime auto finance company engaged primarily in (1) acquiring retail installment sales contracts from both franchised and independent automobile dealers which have entered into contracts with purchasers of used and, to a much lesser extent, new cars and light trucks, and (2) servicing the contract portfolio. Coastal Credit commenced operations in Virginia in 1987 and conducts business in sixteen states through its fourteen branch locations.

UAC is a specialized auto finance company. Since confirmation of UAC’s bankruptcy Plan of Reorganization in August 2003, UAC has carried out the terms and provisions of the Plan of Reorganization. UAC is continuing business activities related to oversight of collection and refinancing of its securitized and unsecuritized auto receivable portfolios in compliance with its Plan of Reorganization. Generally, UAC continues to collect cash as it becomes available from prescribed assets of the bankruptcy estate and to distribute such cash to the creditors of the bankruptcy estate who made allowed claims in the bankruptcy case.

Set forth in the tables below is certain financial information with respect to White River’s operating segments. The financial information of UAC is for the three months and nine months ended September 30, 2005 and 2004. White River was formed on December 30, 2004 and the financial information is for the three months and nine months ended September 30, 2005. White River acquired Coastal Credit on August 31, 2005. Therefore, the financial information presented below represents Coastal Credit financial information for the one month ended September 30, 2005.

Part I  Financial Information - Continued

Item 1. Financial Statements - Continued

For The Three Months Ended September 30, 2005	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$8,078	$2,141	$2	$10,221

Interest expense	(2,587)	(378)	(224)	(3,189)

Net interest margin	5,491	1,763	(222)	7,032

Provision for estimated credit losses	(656)	(375)	-	(1,031)

Net interest margin (deficiency) after provision for estimated credit losses	4,835	1,388	(222)	6,001

Total other revenues (charges), net	(1,681)	9	-	(1,672)

Total other expenses	1,380	692	286	2,358

Income (Loss) Before Income Taxes	$1,774	$705	$(508)	$1,971

For The Three Months Ended September 30, 2004	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$3,870	$-	$-	$3,870

Interest expense	(3,415)	-	-	(3,415)

Net interest margin	455	-	-	455

Provision for estimated credit losses	(2,285)	-	-	(2,285)

Net interest margin (deficiency) after provision for estimated credit losses	(1,830)	-	-	(1,830)

Total other revenues (charges), net	1,203	-	-	1,203

Total other expenses	1,090	-	-	1,090

Income (Loss) Before Income Taxes	$(1,717)	$-	$-	$(1,717)

For The Nine Months Ended September 30, 2005	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$23,684	$2,141	$2	$25,827

Interest expense	(10,923)	(378)	(231)	(11,532)

Net interest margin	12,761	1,763	(229)	14,295

Provision for estimated credit losses	(2,469)	(375)	-	(2,844)

Net interest margin (deficiency) after provision for estimated credit losses	10,292	1,388	(229)	11,451

Total other revenues (charges), net	6,740	9	13	6,762

Total other expenses	3,878	692	362	4,932

Income (Loss) Before Income Taxes	$13,154	$705	$(578)	$13,281

For The Nine Months Ended September 30, 2004	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$10,249	$-	$-	$10,249

Interest expense	(9,623)	-	-	(9,623)

Net interest margin	626	-	-	626

Provision for estimated credit losses	(6,484)	-	-	(6,484)

Net interest margin (deficiency) after provision for estimated credit losses	(5,858)	-	-	(5,858)

Total other revenues (charges), net	3,926	-	-	3,926

Total other expenses	3,257	-	-	3,257

Income (Loss) Before Income Taxes	$(5,189)	$-	$-	$(5,189)

Part I  Financial Information - Continued

Item 1. Financial Statements - Continued

The following table presents assets with respect to White River’s operating segments (in thousands) at:

	September 30, 2005	December 31, 2004

Corporate and other	$43,389	$634
Coastal Credit	74,133	-
UAC	179,815	150,296

	$297,337	$150,930

18.	EARNINGS PER SHARE

Basic earnings per share are calculated by dividing the reported net income for the period by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding during a period is weighted for the portion of the period that the shares were outstanding. The 3,500,000 shares issued in the subscription offering, which was completed on August 31, 2005, were outstanding for 31 of 92 days and 31 of 273 days for the three and nine months ended September 30, 2005, respectively. The relatively short period of time these shares have been outstanding has resulted in a significantly different weighted average number of shares for the three and nine months ended September 30, 2005 when compared to the actual number of shares outstanding at period end. Diluted earnings per share include the dilutive effect of warrants that were granted on August 31, 2005. Basic and diluted earnings per share have been computed as follows (dollars in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net Income (Loss)	$1,971	$(1,717)	$13,281	$(5,189)

Weighted average shares outstanding	1,489,503	310,191	707,591	310,191

Incremental shares from assumed conversions
Warrants	3,166	-	1,067	-

Weighted average shares and assumed incremental shares	1,492,669	310,191	708,658	310,191

Earnings per share:

Basic	$1.32	$(5.54)	$18.77	$(16.73)

Diluted	$1.32	$(5.54)	$18.74	$(16.73)

Part I  Financial Information - Continued

Item 1. Financial Statements - Continued

19.	SUBSEQUENT EVENTS

On October 26, 2005, the board of directors of White River adopted the White River Capital, Inc. Directors Stock Compensation Plan. The plan provides for the payment of a portion of regular fees to members of the board of directors in the form of shares of White River common stock. The terms of the plan includes the reservation of 50,000 shares of White River common stock for issuance under the plan.

On November 8, 2005, White River entered into an expense sharing agreement to reimburse Castle Creek for its operating facility expenses allocated to White River. All fees will be calculated and billed in arrears on a quarterly billing cycle. The initial quarterly fee for the operating facilities will be $5,700 subject to adjustment as applicable. This agreement is effective retroactive to September 1, 2005 and shall continue thereafter until terminated by either party on 30 days prior written notice.

Part I  Financial Information - Continued

Item 2.  Management’s Discussion and Analysis of Financial Conditionand Results of Operation

General

White River is an Indiana corporation incorporated on December 30, 2004, for the purpose of acting as a holding company and effecting a recapitalization transaction proposed by the board of directors of UAC, another Indiana corporation.

On August 9, 2005, the share exchange became effective upon the filing of Articles of Share Exchange with the State of Indiana and the outstanding shares of common stock of UAC were exchanged for shares of common stock of White River, at an exchange rate of one share of White River common stock for 100 shares of UAC common stock. White River exchanged 310,155 share of its common stock for the outstanding shares of UAC. On August 31, 2005, White River completed the acquisition of 100% of the ownership interest in Coastal Credit with an aggregate purchase price of $50.8 million, including direct costs of acquisition. $45.0 million was paid at closing and $5.0 million will be held back until March 31, 2006 and payable with interest at the rate of 10% per annum. Upon completion of these transactions, White River became the parent holding company of UAC and Coastal Credit.

On August 31, 2005, White River completed a $35 million subscription offering. In this offering, White River issued 3,500,000 shares of common stock at the subscription price of $10.00 per share. The net proceeds of this subscription offering were used to acquire Coastal Credit, to repay the secured bridge note payable to Castle Creek, to pay transaction costs, and for ongoing operations.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. White River believes that the following represents the material critical accounting policies used in the preparation of its consolidated financial statements. Actual results could differ significantly from those estimates.

Net Assets of Collateralized Financings

In conjunction with a conduit provider and its surety provider, UAC Securitization Corporation purchased receivables from off-balance sheet securitizations that were eligible for clean-up calls. These receivables were re-securitized through non-recourse asset backed note issuances. The associated future cash flows from these receivables are subject to the same Master Trust account provisions as the securitizations called.

To finance the securitized receivable acquisitions, collateralized financings are used, secured by the respective portfolios of the acquired receivables and related restricted cash accounts. Timely payments of principal and interest on the non-recourse collateralized financings are insured by surety policies. Such obligations are also cross-collateralized through the Master Trust agreement. Any cash flows in excess of the principal and interest on the collateralized financings are payable to the Master Trust account and expensed as charge to Master Trust, net.

Part I  Financial Information - Continued

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation - Continued

Valuation of Beneficial Interest in Master Trust

The Master Trust agreement established that all excess cash from securitizations is to be deposited in the Master Trust account. Once prescribed cash reserve levels are met, cash will be released to UAC from the Master Trust account. This future cash flow is reported as beneficial interest in Master Trust. In determining the fair value of the beneficial interest in Master Trust, estimates must be made for the future prepayments, rates of gross credit losses and credit loss severity, and delinquencies as they impact the amount and timing of the estimated cash flows from the Master Trust. The average of the interest rates on the receivables exceeds the interest rates on the securities issued in the securitization. This excess cash is held by the Master Trust account and released based on reserve requirements of the Master Trust. These estimated cash flows from the Master Trust are then discounted to reflect the present value.

Income Recognition - Finance Receivables

Finance charge income is recognized for financial reporting purposes using the interest method. Initial fees earned on add-on products such as collateral protection insurance, credit life insurance, road service plans and warranty products are recorded in income using the interest method. Late charges and deferment charges on contracts are recorded in income as collected. Cash received from loans that have previously been charged off are applied directly to the allowance for loan losses in the consolidated balance sheets. Discounts and fees, which consist primarily of non-refundable dealer acquisition discounts, and direct costs of originating loans are deferred and amortized over the term of the related finance receivables using the interest method and are removed from the balance sheet when the related finance receivables are charged off or paid in full.

Finance Receivables

Finance receivables are recorded at cost, net of unearned finance charges, discounts and fees. Coastal Credit purchases finance contracts from auto dealers without recourse, and accordingly, the dealer usually has no liability to Coastal Credit if the consumer defaults on the contract.

Coastal Credit does not have any off-balance-sheet credit exposure related to its contract portfolio.

Allowance for Loan Losses - Finance Receivables

Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at a level considered adequate to cover probable credit losses inherent in finance receivables.

The allowance for loan losses is established systematically by management based on the determination of the amount of probable credit losses inherent in the finance receivables as of the reporting date. Coastal Credit reviews charge off experience factors, delinquency reports, historical collection rates and other information in order to make the necessary judgments as to probable credit losses inherent in the portfolio as of the reporting date. Assumptions regarding probable credit losses are reviewed quarterly and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumptions increase, there could be an increase in the amount of allowance for loan losses required, which could decrease the net carrying value of finance receivables and increase the provision for loan losses recorded on the consolidated statements of operations. Coastal Credit believes that the existing allowance for loan losses is sufficient to absorb all reasonably anticipated finance receivable losses.

Part I  Financial Information - Continued

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation - Continued

Charge off Policy - Finance Receivables

The policy is to charge off finance receivables against the allowance for loan losses in the month in which the installment contract becomes 60 days delinquent under recency terms and 180 days delinquent under contractual terms, if the vehicle has not been repossessed. If the vehicle has been repossessed, the receivable is charged off in the month the repossessed automobile is disposed of at public auction unless cash collections on the receivable are foreseeable in the near future. Receivables, which are deemed uncollectible prior to the maximum charge off period, are charged off immediately.

If contact is not made with a delinquent borrower or if the borrower is unable to make acceptable payment arrangements, a repossession firm repossesses the vehicle and delivers it to a secure location specified by Coastal Credit. As required by applicable state law, Coastal Credit notifies the borrower by certified letter that the vehicle has been repossessed and that, to regain the vehicle, he or she must make arrangements satisfactory to Coastal Credit and pay the amount owed under the contract within the statutory redemption period allowed by the applicable state law after delivery of the letter. If satisfactory arrangements for return of the vehicle are not made within the statutory period, Coastal Credit then sends the title to the vehicle to the applicable state title transfer department, which then registers the vehicle in Coastal Credit’s name. Coastal Credit then sells the vehicle by public auction. On average, approximately 45 days lapse between the time Coastal Credit takes possession of a vehicle and the time it is sold at auction.

All charged off loans are transferred to a Profit and Loss (P&L) Department. The P&L Department attempts to collect the contract until the borrower has paid the contract or all legal remedies have been exhausted.

Acquisition Discounts and Fees

Coastal Credit acquires contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. Dealer acquisition discounts and fees reduce the carrying value of finance receivables and are accreted into earnings as an adjustment to yield over the life of the loans in accordance with FASB Statement No. 91.

Results of Operations

Executive Summary

    As a result of the share exchange discussed in Note 3, management’s discussion and analysis of results of operations include results of UAC and White River as though they always coexisted. With the acquisition of Coastal Credit on August 31, 2005, results of operations include results of Coastal Credit for the one month ended September 30, 2005.

Part I  Financial Information - Continued

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation - Continued

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Net income was $2.0 million, or $1.32 per diluted share, for the three months ended September 30, 2005, compared to net loss of $(1.7) million, or $(5.54) per diluted share, for the three months ended September 30, 2004. The improvement from the same quarter of the prior year is primarily due to the increase in accretion income from beneficial interest in Master Trust, elimination of a substantial portion of the accretion and interest expense from creditor notes payable resulting from the acquisition of the general unsecured claims and Subordinated Notes of UAC, and the acquisition of Coastal Credit on August 31, 2005 which contributed $0.7 million to the increase.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Net income was $13.3 million, or $18.74 per diluted share, for the nine months ended September 30, 2005, compared to net loss of $(5.2) million, or $(16.73) per diluted share, for the nine months ended September 30, 2004. The improvement from the same period of the prior year is primarily due to the gain from extinguishment of debt of $11.3 million, or $15.98 per diluted share, related to the acquisition of the general unsecured claims and Subordinated Notes of UAC.

Excluding the gain from extinguishment of debt from the net income for the nine months ended September 30, 2005, net income would have been $2.0 million, or $2.76 per diluted share. This improvement from the same period of the prior year is primarily due to the increase in accretion income from beneficial interest in Master Trust, elimination of a substantial portion of the accretion and interest expense from creditor notes payable resulting from the acquisition of the general unsecured claims and Subordinated Notes of UAC, and the inclusion of Coastal Credit for the month of September 2005.

Part I  Financial Information - Continued

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation - Continued

Discussion of Results

The following table presents consolidated financial information for White River for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
INTEREST:
Interest on receivables	$7,888	$3,569	$17,775	$9,517
Accretion and other interest	2,333	301	8,052	732

Total interest income	10,221	3,870	25,827	10,249

Interest expense	(3,189)	(3,415)	(11,532)	(9,623)

Net interest margin	7,032	455	14,295	626

Provision for estimated credit losses	(1,031)	(2,285)	(2,844)	(6,484)

Net interest margin (deficiency) after provision for estimated credit losses	6,001	(1,830)	11,451	(5,858)

OTHER REVENUES:
Credit (charge) to Master Trust—net	(2,126)	496	(5,179)	1,633
Gain from extinguishment of debt	266		11,327
Other income	188	707	614	2,293

Total other revenues (charges), net	(1,672)	1,203	6,762	3,926

OTHER EXPENSES:
Salaries and benefits	551	105	722	309
Operating expenses	718	242	1,324	824
Third party servicing expense	1,015	639	2,642	1,720
Bankruptcy costs	74	104	244	404

Total other expenses	2,358	1,090	4,932	3,257

INCOME (LOSS) BEFORE INCOME TAXES	1,971	(1,717)	13,281	(5,189)

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$1,971	$(1,717)	$13,281	$(5,189)

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004 - Consolidated

Interest on receivables increased 121.0% to $7.9 million compared to $3.6 million for the three months ended September 30, 2005 and 2004, respectively. UAC contributed $2.2 million to the increase from higher securitized finance receivables during the three months ended September 30, 2005 compared to the three months ended September 30, 2004 from the repurchase of securitization receivables that occurred after September 30, 2004. Since the acquisition of Coastal Credit on August 31, 2005, Coastal Credit contributed $2.1 million to the increase.

Accretion and other interest increased 675.1% to $2.3 million compared to $0.3 million for the three months ended September 30, 2005 and 2004, respectively. UAC contributed $2.0 million to this increase from an increase in accretion income of the beneficial interest in master trust. The fair value of beneficial

Part I  Financial Information - Continued

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation - Continued

interest in Master Trust has increased between the periods primarily as a result of reductions in estimated securitized finance receivable net losses. As an increase in the fair value of beneficial interest in Master Trust is recorded, an adjustment is recorded as accumulated other comprehensive income in the shareholder equity section of the balance sheet and is accreted over time as interest income resulting in the increase in accretion income. See “Discussion of Forward-Looking Statements.”

Interest expense decreased 6.6% to $3.2 million compared to $3.4 million for the three months ended September 30, 2005 and 2004, respectively. The UAC interest expense decrease of $0.8 million is primarily due to the decrease in interest expense and accretion expense from the UAC creditor notes payable that were acquired by White River partially offset by the increase in the average collateralized financings of $170.6 million during the three months ended September 30, 2005 compared to $109.9 million during the same period ended September 30, 2004. Since the acquisition of Coastal Credit on August 31, 2005, Coastal Credit interest expense offset the consolidated decrease in interest expense by $0.4 million. Interest expense of Corporate and Other also offset the decrease in the consolidated interest expense by $0.2 million which is primarily related to the secured note payable.

Provision for estimated credit losses decreased to $1.0 million compared to $2.3 million for the three months ended September 30, 2005 and 2004, respectively. UAC contributed $1.6 million to the decrease in provision for estimated credit losses due to the improved performance of the securitized finance receivable portfolio during 2004 and 2005. The UAC decrease was partially offset by the $0.4 million expense for Coastal Credit that was acquired on August 31, 2005.

The credit (charge) to Master Trust, net was a $(2.1) million charge for the three months ended September 30, 2005 compared to $0.5 million credit for the three months ended September 30, 2004. Charge to Master Trust is expense related to future transfers of funds to the Master Trust from securitized finance receivables of UAC. As additional securitized finance receivables were purchased and the performance of UAC’s securitized finance receivables improved during 2005, interest income increased, and thus the amounts related to future transfers of funds to the Master Trust increased, resulting in an increase in the charge to Master Trust. UAC is the only segment that reports this activity.

Gain from extinguishment of debt was $0.3 million for the three months ended September 30, 2005. This gain is related to the purchase by White River of a portion of UAC’s general unsecured claims during this period. No such activity occurred for the three months ended September 20, 2004.

Other income was $0.2 million compared to $0.7 million for the three months ended September 30, 2005 and 2004, respectively. UAC contributed $0.5 million to this decrease from a decline in refunds of dealer rebate from charged-off and prepaid finance contracts and amounts collected on previously charged-off balances net of expenses.

Salaries and benefits increased to $551,000 for the three months ended September 30, 2005 compared to $105,000 for the three months ended September 30, 2004. There was no significant change in salaries and benefits for UAC during these periods. Since the acquisition of Coastal Credit on August 31, 2005, Coastal Credit contributed $451,000 to the increase. Corporate and Other contributed $14,000 to the increase in salaries and benefits.

Operating expenses increased to $0.7 million for the three months ended September 30, 2005 compared to $0.2 million for the three months ended September 30, 2004. UAC operating expenses were relatively unchanged between these periods. Since the acquisition of Coastal Credit on August 31, 2005, Coastal Credit

Part I  Financial Information - Continued

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation - Continued

contributed $0.2 million to the increase in operating expense. Corporate and Other contributed $0.3 million to the increase in operating expense between these periods. These expenses were primarily professional fees.

Third party servicing expenses increased 58.8% to $1.0 million for the three months ended September 30, 2005 compared to $0.6 million for the three months ended September 30, 2004. UAC is the only segment that incurs this expense. This increase is the result of additional receivables repurchased by UAC from off-balance sheet securitizations during 2004 and 2005. UAC pays a monthly servicing fee per active receivable. As the number of receivables increased from each repurchase of receivables from off-balance sheet securitizations, the third party servicing expense increased.

Bankruptcy costs are professional fees and expenses associated with the bankruptcy proceedings of UAC. These costs were $0.1 million for the three months ended September 30, 2005 and 2004. UAC is the only segment that incurs these costs which were for the purpose of assisting the reorganized company in complying with its bankruptcy plan.

Any income tax provision (benefit) in the quarter was offset by an increase (decrease) in the valuation allowance against deferred tax assets.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004 - Consolidated

Interest on receivables increased 86.8% to $17.8 million compared to $9.5 million for the nine months ended September 30, 2005 and 2004, respectively. UAC contributed $6.2 million to the increase from higher securitized finance receivables during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 from the repurchase of securitization receivables that occurred after September 30, 2004. Coastal Credit contributed $2.1 million to the increase.

Accretion and other interest increased to $8.1 million compared to $0.7 million for the nine months ended September 30, 2005 and 2004, respectively. UAC contributed $7.4 million to the increase from an increase in accretion income of the beneficial interest in Master Trust. The fair value of beneficial interest in Master Trust has increased between the periods primarily as a result of reductions in estimated securitized finance receivable net losses. As an increase in the fair value of beneficial interest in Master Trust is recorded, an adjustment is recorded as accumulated other comprehensive income in the shareholder equity section of the balance sheet and is accreted over time as interest income resulting in the increase in accretion income. See “Discussion of Forward-Looking Statements.”

Interest expense increased 19.8% to $11.5 million compared to $9.6 million for the nine months ended September 30, 2005 and 2004, respectively. The UAC segment contributed $1.3 million to this increase. The UAC increase is primarily due to the increase in the average collateralized financings of $158.3 million during the nine months ended September 30, 2005 compared to $99.0 million during the same period ended September 30, 2004 which is partially offset by a decrease in interest expense and accretion expense from the UAC creditor notes payable that were acquired by White River. Coastal Credit interest expense contributed to the consolidated increase in interest expense by $0.4 million. Interest expense of Corporate and Other contributed $0.2 million which is primarily related to the secured note payable.

Provision for estimated credit losses decreased 56.1% to $2.8 million compared to $6.5 million for the nine months ended September 30, 2005 and 2004, respectively. UAC contributed $4.0 million to the decrease in provision for estimated credit losses due to the improved performance of the securitized finance receivable portfolio during 2004 and 2005. This decrease was partially offset by the $0.4 million expense for Coastal Credit that was acquired on August 31, 2005.

Part I  Financial Information - Continued

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation - Continued

    The credit (charge) to Master Trust, net was a $(5.2) million charge for the nine months ended September 30, 2005 compared to a $1.6 million credit for the nine months ended September 30, 2004. Charge to Master Trust is expense related to future transfers of funds to the Master Trust from securitized finance receivables of UAC. As additional securitized finance receivables were purchased and the performance of UAC’s securitized finance receivables improved during 2005, interest income increased, and thus the amounts related to future transfers of funds to the Master Trust increased, resulting in an increase in the charge to Master Trust. UAC is the only segment that reports this activity.

Gain from extinguishment of debt was $11.3 million for the nine months ended September 30, 2005. This gain is related to the acquisition by White River, as a holding company, of a portion of the general unsecured claims and Subordinated Notes of UAC during this period. No such activity occurred for the nine months ended September 30, 2004.

Other income was $0.6 million compared to $2.3 million for the nine months ended September 30, 2005 and 2004, respectively. UAC contributed $1.7 million to this decrease from a decline in refunds of dealer rebate from charged-off and prepaid finance contracts and amounts collected on previously charged-off balances net of expenses.

Salaries and benefits increased to $722,000 for the nine months ended September 30, 2005 compared to $309,000 for the nine months ended September 30, 2004. Salaries and benefits of UAC decreased by $52,000 primarily as a result of a non-recurring refund received in 2005 from the overpayment of employee benefits. Since the acquisition of Coastal Credit on August 31, 2005, Coastal Credit contributed $451,000 to the increase. Corporate and Other contributed $14,000 to the increase in salaries and benefits with the hiring of an employee on September 1, 2005.

Operating expenses increased to $1.3 million compared to $0.8 million for the nine months ended September 30, 2005 and 2004, respectively. UAC operating expenses did not significantly change for these periods. Since the acquisition of Coastal Credit on August 31, 2005, Coastal Credit contributed $0.2 million to the increase in expense. Corporate and Other contributed $0.3 million to the increase in operating expense. These expenses were primarily professional fees.

Third party servicing expenses increased 53.6% to $2.6 million for the nine months ended September 30, 2005 compared to $1.7 million for the nine months ended September 30, 2004. UAC is the only segment that incurs this expense. This increase is the result of additional receivables repurchased by UAC from off-balance sheet securitizations during 2004 and 2005. UAC pays a monthly servicing fee per active receivable. As the number of receivables increased from each repurchase of receivables from off-balance sheet securitizations, the third party servicing expense increased.

Bankruptcy costs are professional fees and expenses associated with the bankruptcy proceedings of UAC. These costs were $0.2 million compared to $0.4 million for the nine months ended September 30, 2005 and 2004, respectively. UAC is the only segment that incurs these costs which were for the purpose of assisting the reorganized company in complying with its bankruptcy plan.

Part I  Financial Information - Continued

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation - Continued

Any income tax provision (benefit) in the quarter was offset by an increase (decrease) in the valuation allowance against deferred tax assets.

Discussion of Results of Operations of UAC

The following table presents consolidated financial information for UAC for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
INTEREST:
Interest on receivables	$5,747	$3,569	$15,634	$9,517
Accretion and other interest	2,331	301	8,050	732

Total interest income	8,078	3,870	23,684	10,249

Interest expense	(2,587)	(3,415)	(10,923)	(9,623)

Net interest margin	5,491	455	12,761	626

Provision for estimated credit losses	(656)	(2,285)	(2,469)	(6,484)

Net interest margin (deficiency) after provision for estimated credit losses	4,835	(1,830)	10,292	(5,858)

OTHER REVENUES:
Credit (charge) to Master Trust—net	(2,126)	496	(5,179)	1,633
Gain from extinguishment of debt	266		11,327
Other income	179	707	592	2,293

Total other revenues (charges), net	(1,681)	1,203	6,740	3,926

OTHER EXPENSES:
Salaries and benefits	86	105	257	309
Operating expenses	205	242	735	824
Third party servicing expense	1,015	639	2,642	1,720
Bankruptcy costs	74	104	244	404

Total other expenses	1,380	1,090	3,878	3,257

INCOME (LOSS) BEFORE INCOME TAXES	1,774	(1,717)	13,154	(5,189)

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$1,774	$(1,717)	$13,154	$(5,189)

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004 - UAC

Interest on receivables increased 61.0% to $5.7 million compared to $3.6 million for the three months ended September 30, 2005 and 2004, respectively. This increase is attributable to higher securitized finance receivables during the three months ended September 30, 2005 compared to the three months ended

Part I  Financial Information - Continued

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation - Continued

September 30, 2004 from the repurchase of securitization receivables that occurred after September 30, 2004 as shown in the following table (in thousands):

	As of September 30
	2005	2004

UAC held for sale receivables, net	$319	$535
UAC securitized finance receivables, net	136,948	94,740

UAC total receivables, net	$137,267	$95,275

Accretion and other interest increased 674.4% to $2.3 million compared to $0.3 million for the three months ended September 30, 2005 and 2004, respectively. The increase is from an increase in accretion income of the beneficial interest in Master Trust. The fair value of beneficial interest in Master Trust has increased between the periods primarily as a result of reductions in estimated securitized finance receivable net losses. As an increase in the fair value of beneficial interest in Master Trust is recorded, an adjustment is recorded as accumulated other comprehensive income in the shareholder equity section of the balance sheet and is accreted over time as interest income resulting in the increase in accretion income. See “Discussion of Forward-Looking Statements.” The individual components of accretion and other interest income are shown in the following table (in thousands):

	Three Months Ended September 30,
	2005	2004

UAC discount accretion for beneficial interest in Master Trust	$2,074	$230
UAC interest in Master Trust	257	71

UAC other interest income	$2,331	$301

Interest expense decreased 24.2% to $2.6 million compared to $3.4 million for the three months ended September 30, 2005 and 2004, respectively. The decrease in interest expense of $0.8 million is primarily due to the decrease in interest expense and accretion expense from the UAC creditor notes payable that were purchased by White River partially offset by an increase in interest expense from collateralized financings related to the increase in the average collateralized financings of $170.6 million during the three months ended September 30, 2005 compared to $109.9 million during the same period ended September 30, 2004.

Provision for estimated credit losses decreased to $0.7 million compared to $2.3 million for the three months ended September 30, 2005 and 2004, respectively. The $1.6 million decrease in provision for estimated credit losses is due to the improved performance of the securitized finance receivable portfolio during 2004 and 2005.

The credit (charge) to Master Trust, net was a $(2.1) million charge for the three months ended September 30, 2005 compared to a $0.5 million credit for the three months ended September 30, 2004.   Charge to master trust is expense related to future transfers of funds to the Master Trust from securitized finance receivables of UAC. As additional securitized finance receivables were purchased and the performance of UAC’s securitized finance receivables improved during 2005, interest income increased, and thus the amounts related to future transfers of funds to the Master Trust increased resulting in an increase in the charge to Master Trust.

Part I  Financial Information - Continued

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation - Continued

Gain from extinguishment of debt was $0.3 million for the three months ended September 30, 2005. This gain is related to the purchase by White River of a portion of UAC’s general unsecured claims during this period. FAS 141 states that such activity should be recognized as extinguishment of debt for accounting purposes only. No such activity occurred for the three months ended September 30, 2004.

Other income was $0.2 million compared to $0.7 million for the three months ended September 30, 2005 and 2004, respectively. This decrease is the result of a decline in refunds of dealer rebate from charged-off and prepaid finance contracts and amounts collected on previously charged-off balances, net of expenses.

Salaries and benefits decreased 18.1% to $86,000 for the three months ended September 30, 2005 compared to $105,000 for the three months ended September 30, 2004. Staffing levels and costs have been relatively consistent for these periods.

Operating expenses were $0.2 million for the three months ended September 30, 2005 and 2004. These expenses are primarily the result of professional fees.

Third party servicing expenses increased 58.8% to $1.0 million for the three months ended September 30, 2005 compared to $0.6 million for the three months ended September 30, 2004. This increase is the result of additional receivables repurchased by UAC from off-balance sheet securitizations during 2004 and 2005. UAC pays a monthly servicing fee per active loan. As the number of loans increased from each repurchase of receivables from off-balance sheet securitizations, the third party servicing expense increased.

Bankruptcy costs were $0.1 million for the three months ended September 30, 2005 and 2004. These costs were professional fees and expenses associated with the bankruptcy proceedings of UAC for the purpose of assisting the reorganized company in complying with its bankruptcy plan.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004 - UAC

Interest on receivables increased 64.3% to $15.6 million compared to $9.5 million for the nine months ended September 30, 2005 and 2004, respectively. The $6.1 increase is from higher securitized finance receivables during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 from the repurchase of securitization receivables that occurred after September 30, 2004.

Accretion and other interest increased to $8.1 million compared to $0.7 million for the nine months ended September 30, 2005 and 2004, respectively. The increase of $7.4 million was the result of an increase in accretion income of the beneficial interest in Master Trust. The fair value of beneficial interest in Master Trust has increased between these periods primarily as a result of reductions in estimated securitized finance receivable net losses. As an increase in the fair value of beneficial interest in Master Trust is recorded, an adjustment is recorded as accumulated other comprehensive income in the shareholder equity section of the balance sheet and is accreted over time as interest income resulting in the increase in accretion income. See “Discussion of Forward-

Part I  Financial Information - Continued

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Continued

Looking Statements.”  The individual components of accretion and other interest income are shown in the following table (in thousands):

	Nine Months Ended September 30,
	2005	2004

UAC discount accretion for beneficial interest in Master Trust	$7,469	$554
UAC interest in Master Trust	581	178

UAC other interest income	$8,050	$732

Interest expense increased 13.5% to $10.9 million compared to $9.6 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in interest expense of $1.3 million is primarily due to the increase in the average collateralized financings of $158.3 million during the nine months ended September 30, 2005 compared to $99.0 million during the same period ended September 30, 2004 which is partially offset by a decrease in interest expense and accretion expense due to UAC creditor notes payable being purchased by White River.

Provision for estimated credit losses decreased 61.9% to $2.5 million compared to $6.5 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease of $4.0 million in provision for estimated credit losses was due to the improved performance of the securitized finance receivable portfolio during 2004 and 2005 thus reducing the estimated cumulative lifetime losses of the securitized finance receivables.

The credit (charge) to Master Trust, net was a $(5.2) million charge for the nine months ended September 30, 2005 compared to a $1.6 million credit for the nine months ended September 30, 2004. Charge to Master Trust is expense related to future transfers of funds to the Master Trust from securitized finance receivables of UAC. As additional securitized finance receivables were purchased and the performance of UAC’s securitized finance receivables improved during 2005, interest income increased, and thus the amounts related to future transfers of funds to the Master Trust increased resulting in an increase in the charge to Master Trust.

Gain from extinguishment of debt was $11.3 million for the nine months ended September 30, 2005. This gain is related to the purchase by White River, as a holding company, of a significant portion of UAC’s general unsecured claims and Subordinated Notes during this period. FAS 140 states that such activity should be recognized as extinguishment of debt. Such obligations remain outstanding and owed by UAC to White River. No such activity occurred for the nine months ended September 30, 2004.

Other income was $0.6 million compared to $2.3 million for the nine months ended September 30, 2005 and 2004, respectively. This decrease is primarily the result of a decline in refunds of dealer rebate from charged-off and prepaid finance contracts and amounts collected on previously charged-off balance, net of expenses.

Salaries and benefits decreased to $257,000 for the nine months ended September 30, 2005 compared to $309,000 for the nine months ended September 30, 2004. This decrease was primarily the result of a non-recurring refund received in 2005 from the overpayment of employee benefits.

Part I  Financial Information - Continued

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation - Continued

Operating expenses decreased 10.8% to $0.7 million compared to $0.8 million for the nine months ended September 30, 2005 and 2004, respectively. This decrease in total operating expenses was primarily the result of an effort to reduce overall operating expenses and professional fees of UAC by management.

Third party servicing expenses increased 53.6% to $2.6 million for the nine months ended September 30, 2005 compared to $1.7 million for the nine months ended September 30, 2004. This increase is the result of additional receivables repurchased by UAC from off-balance sheet securitizations during 2004 and 2005. UAC pays a monthly servicing fee per active loan. As the number of loans increased from each repurchase of receivables from off-balance sheet securitizations, the third party servicing expense increased.

Bankruptcy costs are professional fees and expenses associated with the bankruptcy proceedings of UAC. These costs were $0.2 million compared to $0.4 million for the nine months ended September 30, 2005 and 2004, respectively and were for the purpose of assisting the reorganized company in complying with its bankruptcy plan.

Part I  Financial Information - Continued

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation - Continued

Discussion of Results of Operations of Coastal Credit

The following table presents consolidated financial information for Coastal Credit for the periods indicated:

One Month Ended September 30,
2005
INTEREST:
Interest on receivables	$2,141
Accretion and other interest	-

Total interest income	2,141

Interest expense	(378)

Net interest margin	1,763

Provision for estimated credit losses	(375)

Net interest margin (deficiency) after provision for estimated credit losses	1,388

OTHER REVENUES:
Other income	9

Total other revenues (charges), net	9

OTHER EXPENSES:
Salaries and benefits	451
Operating expenses	241

Total other expenses	692

INCOME (LOSS) BEFORE INCOME TAXES	705

INCOME TAXES	-

NET INCOME (LOSS)	$705

One Month Ended September 30, 2005 - Coastal Credit

Interest on receivables was $2.1 million for the one month ended September 30, 2005. This was attributable to an average finance receivable, net balance of $69.8 million. In addition, Coastal Credit acquires contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. Accordingly, dealer acquisition discounts and fees reduce the carrying value of finance receivables and are accreted into earnings as an adjustment to yield over the life of the loans.

Interest expense was $0.4 million for the one month ended September 30, 2005. This was attributable to an average line of credit balance and subordinated debentures of $53.5 million and $8.2 million, respectively, for the one month ended September 30, 2005.

Part I  Financial Information - Continued

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation - Continued

Provision for estimated credit losses is charged to income to bring Coastal Credit’s allowance for estimated credit losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for estimated credit losses was $0.4 million for the one month ended September 30, 2005.

Discussion of Results of Operations of Corporate and Other

The following table presents financial information for Corporate and Other, as holding company, for the periods indicated:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005
INTEREST:
Interest on receivables	$-	$-
Accretion and other interest	2	2

Total interest income	2	2

Interest expense	(224)	(231)

Net interest margin	(222)	(229)

Provision for estimated credit losses	-	-

Net interest margin (deficiency) after provision for estimated credit losses	(222)	(229)

OTHER REVENUES:
Other income	-	13

Total other revenues (charges), net	-	13

OTHER EXPENSES:
Salaries and benefits	14	14
Operating expenses	272	348

Total other expenses	286	362

INCOME (LOSS) BEFORE INCOME TAXES	(508)	(578)

INCOME TAXES	-	-

NET INCOME (LOSS)	$(508)	$(578)

Three Months Ended September 30, 2005 - Corporate and Other

Accretion and other interest was $2,000 for the three months ended September 30, 2005. This amount represents interest income from interest bearing cash accounts.

Interest expense was $224,000 for the three months ended September 30, 2005. This interest is primarily the result of the secured note payable.

Total other expenses were $286,000 for the three months ended September 30, 2005. This expense is primarily professional fees incurred by the holding company.

Part I  Financial Information - Continued

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation - Continued

Nine Months Ended September 30, 2005 - Corporate and Other

Accretion and other interest was $2,000 for the nine months ended September 30, 2005. This amount represents interest income related to interest bearing cash accounts.

Interest expense was $231,000 for the nine months ended September 30, 2005. This interest is primarily related to the secured note payable.

Total other expenses were $362,000 for the nine months ended September 30, 2005. This expense is primarily professional fees and recruiting fees incurred by the holding company.

Part I  Financial Information - Continued

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation - Continued

Financial Condition as of September 30, 2005 and December 31, 2004

Securitized Finance Receivables, Net

Securitized finance receivables, net principal balance is 20.0% greater at September 30, 2005 compared to December 31, 2004. This increase is attributable to the continued repurchasing of receivables from previous off-balance sheet securitizations. Principal balances of securitized finance receivables, net, and the off-balance sheet securitization portfolios are summarized in the following table (in thousands):

	September 30, 2005	December 31, 2004

Securitized Finance Receivables (1)
2003-A	$7,016	$27,413
2004-A1	5,636	15,786
2004-A2	6,712	16,668
2004-B	7,511	17,591
2004-C	22,546	48,408
2005-A	24,796	-
2005-B	32,359	-
2005-C	44,352	-
	150,928	125,866

Off-Balance Sheet Securitizations
2000-C	-	51,035
2000-D	-	62,141
2001-A	-	80,696
2001-B	15,602	27,598
2001-C	42,034	70,411
2002-A	41,168	69,373
	98,804	361,254

Total Securitization Portfolios	$249,732	$487,120

(1)  On-balance sheet portfolios held by UAC Securitization Corporation for non-recourse asset-backed notes.

Finance Receivables, Net

Finance receivables, net were acquired as part of the acquisition of Coastal Credit on August 31, 2005. Finance receivables, net generally have original terms ranging from 32 to 48 months and are secured by the related vehicles. White River has not completed its analysis of the finance receivables of Coastal Credit in accordance with SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. White River is using SOP 03-3 as guidance to record the fair value of Coastal Credit’s finance receivables whose credit quality has deteriorated since origination. These finance receivables will include those that were directly impacted by Hurricane Katrina that struck Louisiana and Mississippi on August 29, 2005.

Part I  Financial Information - Continued

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation - Continued

A significant number of contracts acquired by Coastal Credit are contracts made with borrowers who are in the United States military. Coastal Credit believes that having in the portfolio a significant percentage of contracts for which the borrowers are United States military personnel contribute to lower payment delinquency and higher collection personnel efficiencies. Coastal Credit requests all borrowers who are in the military to use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower. Delinquency of payments on contracts paid by allotment historically has been less than delinquency of payments on contracts not paid by allotment. As a result, the collection effort associated with the military contracts requires substantially less time, allowing Coastal Credit’s collection staff to focus on an increased number of civilian sector contracts.

As of September 30, 2005, Coastal Credit’s finance receivables consisted exclusively of contracts acquired by Coastal Credit without credit recourse to the dealer. Although all the contracts in Coastal Credit’s portfolio were acquired without credit recourse, each dealer remains liable to Coastal Credit for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

Coastal Credit’s policy is to only acquire a contract after the dealer has provided Coastal Credit with the requisite proof that Coastal Credit will have a first priority lien on the financed vehicle, that the borrower has obtained the required collision insurance naming Coastal Credit as loss payee and that the contract has been fully and accurately completed and validly executed. Coastal Credit only buys contracts on an individual basis and never purchases contracts in pools, although Coastal does consider portfolio acquisitions as part of its growth strategy.

Beneficial Interest in Master Trust

Beneficial interest in Master Trust increased to $7.8 million at September 30, 2005 compared to $3.7 million at December 31, 2004. This increase is due to changes in assumptions used to project the future cash flows from the Master Trust account, principally a decrease in projected credit losses and accretion of the fair value discount and partially offset by the receipt of funds from the Master Trust account. UAC used a 15% discount rate for September 30, 2005 and December 31, 2004.

UAC continually assesses the adequacy of its beneficial interest in Master Trust cash flow model and, as necessary, adjusts both its cash flow model and the balance of the beneficial interest in Master Trust accordingly. This adjustment is recorded as accumulated other comprehensive income in the shareholder equity section of the balance sheet and is accreted over time as interest income. Accumulated other comprehensive income was $7.4 million and $1.9 million at September 30, 2005 and December 31, 2004, respectively.

Part I  Financial Information - Continued

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation - Continued

Other Assets

Other Assets are as follows (in thousands):

	September 30, 2005	December 31, 2004

Receivable from servicer	$937	$1,197
Prepaid expenses	840	824
Property, plant and equipment	637	50
Dealer premium rebate receivable, net	444	859
Receivables held for sale, net	319	499
Receivable from Master Trust account	295	637
Deferred debt issuance costs, net	204	-
Vehicle inventory	126	-
Other	18	113
Total other assets	$3,820	$4,179

Collateralized Financings

Collateralized financings were $160.6 million at September 30, 2005, compared to $132.3 million at December 31, 2004. The increase was the result of additional collateralized financings in 2005 partially offset by principal payments to note holders that correspond to the principal reduction of finance receivable collateral of securitizations.

UAC may continue to call its off-balance sheet securitizations as the opportunity arises where funding and surety arrangements can be established to accomplish such transactions and reduce interest expense. UAC currently does not have a commitment from the surety of the securitizations for additional collateralized financings.

Accrued Interest Payable

Accrued interest payable was $1.7 million at September 30, 2005, compared to $7.1 million at December 31, 2004. The decrease was the result of (i) the extinguishment of debt, for accounting purposes, in accordance with FAS 140 when White River purchased a significant portion of UAC’s general unsecured claims and Subordinated Notes and (ii) continued repayment of interest. The decrease in accrued interest payable was partially offset by accrued interest from debt related to the acquisition of Coastal Credit on August 31, 2005. This debt includes the line of credit and subordinated debentures that were assumed with Coastal Credit, the secured note payable and the notes payable-Coastal Credit purchase holdback.

Creditor Notes Payable

Creditor notes payable was $1.3 million at September 30, 2005, compared to $11.4 million at December 31, 2004. The decrease was the result of (i) the extinguishment of debt, for accounting purposes, in accordance with FAS 140 when White River purchased a significant portion of UAC’s general unsecured claims and Subordinated Notes and (ii) continued repayment of principal in accordance with the bankruptcy plan partially offset by the accretion of the valuation discount.

Part I  Financial Information - Continued

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation - Continued

Liquidity and Capital Resources for the Nine Months Ended September 30, 2005 and 2004

Net cash used in operating activities was $(2.4) million for the nine months ended September 30, 2005 compared to net cash provided by operating activities of $8.0 million for the nine months ended September 30, 2004. The net cash flows used in operating activities were primarily from the payment of UAC creditor note payable accrued interest of $6.4 million and $0.7 million during the nine months ended September 30, 2005 and 2004, respectively, and net income (loss) activity during the periods.

Net cash used in investing activities was $64.8 million and $10.8 million for the nine months ended September 30, 2005 and 2004, respectively. Included in the net cash used in investing activities for the nine months ended September 30, 2005 was $41.8 million related to the acquisition of Coastal Credit, including direct acquisition costs. The purchase and subsequent collection of securitized finance receivables and finance receivables in addition to changes in restricted cash contribute to the net cash used in investing activities.

Net cash provided by financing activities was $72.3 million for the nine months ended September 30, 2005 compared to net cash used in financing activities of $(2.1) million for the nine months ended September 30, 2004. Net cash flows provided by financing activities for the nine months ended September 30, 2005 primarily resulted from the completion of the $35 million subscription offering of White River, the issuance of a $15 million secured note payable and net collateralized financing activities during the period. Net cash used in financing activities primarily resulted from the principal payment on UAC creditor notes payable of $7.2 million for the nine months ended September 30, 2004.

At September 30, 2005, White River had cash and cash equivalents of $8.9 million compared to $3.8 million at September 30, 2004. White River and its subsidiaries have ongoing cash flow requirements to support their operations.

Coastal Credit has a revolving credit facility from a lending institution with a maximum borrowing limit of $80.0 million. This facility will increase to $100 million in July 2006. The maturity date is December 31, 2009. As of September 30, 2005, Coastal Credit had $53.5 million of indebtedness outstanding under this facility. The credit facility is secured by substantially all asset of Coastal Credit. In addition, White River has provided an unconditional corporate guaranty. Coastal Credit must maintain specified financial ratios within guidelines established by the lender. Interest is paid monthly at a variable rate, based on meeting certain financial criteria. At September 30, 2005, the rate was the London Interbank Offered Rate (“LIBOR”) plus 2.85% (6.55% at September 30, 2005). There is an annual commitment fee of 1/8 of 1% on the average daily unused commitment. In the event of a significant pay down or an earlier retirement of the revolver commitment, Coastal Credit would sustain certain prepayment penalties.

Coastal Credit has outstanding $7.75 million in subordinated debentures outstanding at September 30, 2005. Interest on the notes is payable quarterly at a fixed rate of interest of 12% per annum. At September 30, 2005, approximately 73% the holders of subordinated debentures were related parties. All of the subordinated debt matures in 2007 and is subordinated to the line of credit and White River’s secured note payable.

Part I  Financial Information - Continued

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation - Continued

UAC’s sources of liquidity are limited and consist of cash on hand, escrowed cash for operations, funds from operations and distributions from the Master Trust. Cash distributions by UAC are controlled by its Plan of Reorganization.

White River, as the parent company, has $5 million payable related to the acquisition of Coastal Credit. Interest on this obligation is at a fixed rate of 10% per annum and is payable when the note matures on March 31, 2006.

White River has outstanding $15 million in a secured note at September 30, 2005. Interest on the note is payable quarterly in arrears at a fixed rate of 10.75% per annum. The secured note payable is secured by White River’s ownership interest in Coastal Credit and is guaranteed by Coastal Credit, but subordinate to the revolving credit facility. Principal will be payable in sixteen quarterly installments of $937,500 commencing July 1, 2006. Prepayment of the note is allowed beginning July 1, 2007. There is a 2% prepayment penalty if prepayment occurs between July 1, 2007 and June 30, 2008. This prepayment is 1% if prepayment occurs between July 1, 2008 and June 30, 2009. There is no penalty if the prepayment occurs after June 30, 2009.

White River’s sources of liquidity, as the parent company, are limited and consist of cash on hand, payments by UAC on the UAC creditor notes payable owned by White River and distributions by Coastal Credit (subject to restrictions under Coastal Credit’s credit facility).

White River currently intends to retain its earnings to finance the growth and development of its businesses and has no present intention of paying any cash dividends in the foreseeable future.

Asset Quality

Set forth below is certain information concerning the credit loss experiences on the fixed rate retail automobile receivables of White River. There can be no assurance that future net credit loss experience on the receivables will be comparable to that set forth below. See “Discussion of Forward-Looking Statements.”

Part I  Financial Information - Continued

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation - Continued

Securitized Finance Receivables

Selected Information about Active UAC Securitizations (in thousands):

Current Transaction	Initial Transaction	Original Amount of Initial Transaction	Remaining Balance at September 30, 2005	Remaining Balance as a Percentage of Original Amount	Net Loss to Original Amount at September 30, 2005

On Balance Sheet Securitized Finance Receivables:
2003-A	Note 1	$1,813,648	$7,016	0.39%	7.40%
2004-A1	1999-C	364,792	5,636	1.54%	9.56%
2004-A2	1999-D	302,693	6,712	2.22%	11.03%
2004-B	2000-A	282,721	7,511	2.66%	9.10%
2004-C	2000-B	534,294	22,546	4.22%	11.64%
2005-A	2000-C	499,999	24,796	4.96%	9.65%
2005-B	2000-D	510,000	32,359	6.34%	10.24%
2005-C	2001-A	573,000	44,352	7.74%	9.31%
		4,881,147	150,928

Off Balance Sheet Securitized Finance Receivables:
2001-B		150,002	15,602	10.40%	7.46%
2001-C		330,000	42,034	12.74%	6.90%
2002-A		300,000	41,168	13.72%	5.07%
		780,002	98,804

Total		$5,661,149	$249,732	4.41%	8.72%

Note 1: 1998-1, 1998-A, 1998-B, 1998-C, 1998-D, 1999-A and 1999-B

    Securitized finance receivables displayed seasonal trends with increases in delinquency and net losses during the three months ended September 30, 2005. Management believes the increase in delinquency and net losses from seasonal trends was exacerbated by the significant increase in bankruptcy filings resulting from the recent change in bankruptcy legislation which became effective on October 17, 2005.

Part I  Financial Information - Continued

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation - Continued

Delinquency Experience of Securitized Finance Receivables at UAC (in thousands):

	September 30, 2005	December 31, 2004

Securitized finance receivables principal balance	$150,928	$125,866

Delinquencies:
30-59 days	8,899	6,751
60-89 days	2,638	2,283
90+ days	1,054	1,252
Total delinquencies	$12,591	$10,286

Delinquencies as a percentage of securitized finance receivables	8.3%	8.2%

Provisions are made for estimated net credit losses of securitized finance receivables in conjunction with each repurchase of an off-balance sheet securitization. The cumulative credit loss assumptions used for the receivables repurchased as of September 30, 2005 ranged from 7.43% to 12.20%, compared to a range of 7.58% to 11.73% as of September 30, 2004. See “Discussion of Forward-Looking Statements.”

Part I  Financial Information - Continued

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation - Continued

Allowance for Loan Losses of Securitized Finance Receivables at UAC (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Balance at the beginning of period	$13,425	$8,189	$11,722	$5,006
Allowance at purchase	2,131	213	5,163	3,183
Charge-offs	(5,812)	(4,313)	(16,410)	(12,787)
Recoveries	3,580	2,485	11,037	6,973
Provision for estimated credit losses	656	2,285	2,468	6,484
Balance at the end of the period	$13,980	$8,859	$13,980	$8,859

Net charge offs	$2,232	$1,828	$5,373	$5,814
Securitized finance receivables	$150,928	$103,599	$150,928	$103,599

Allowance for loan losses as a percent of securitized finance receivables	9.26%	8.55%	9.26%	8.55%

Annualized net charge offs as a percent of securitized finance receivables	5.92%	7.06%	4.75%	7.48%

Allowance for loan losses as a percent of annualized net charge offs	156.59%	121.16%	195.14%	114.28%

Finance Receivables

Delinquency Experience of Finance Receivables at Coastal Credit (in thousands):

	September 30, 2005	December 31, 2004

Finance receivables - gross balance	$96,102	$86,040

Delinquencies:
30-59 days	1,411	1,101
60-89 days	769	695
90+ days	844	1,101
Total delinquencies	$3,024	$2,897

Delinquencies as a percentage of finance receivables - gross balance	3.1%	3.4%

Part I  Financial Information - Continued

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation - Continued

As a result of the nature of the customers in Coastal Credit’s portfolio, Coastal Credit considers the establishment of an adequate allowance for loan losses to be critical to its continued profitability. Coastal Credit has an allowance for loan losses that is calculated independent of the aggregate acquisition discounts and fees on finance receivables. Coastal Credit’s allowance for loan losses is based upon the historical rate at which (1) current loans, (2) contracts in a 30, 60 and 90+ day delinquency state and (3) loans ineligible for its borrowing line will default. These historical rates are evaluated and revised on a quarterly basis. See “Discussion of Forward-Looking Statements.”

Allowance for Loan Losses of Finance Receivables (in thousands):

One Month Ended
September 30,
2005

Balance at the beginning of period	$6,100
Charge-offs, net of recoveries	(375)
Provision for estimated credit losses	375

Balance at the end of the period	$6,100

Net charge offs	$375
Finance receivables, net of unearned finance charges	$86,292

Allowance for loan losses as a percent of finance receivables, net of unearned finance charges	7.07%

Annualized net charge offs as a percent of finance receivables, net of unearned finance charges	5.21%

Allowance for loan losses as a percent of annualized net charge offs	135.56%

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

Part I  Financial Information - Continued

    Item 4. Controls and Procedures

Disclosure Controls and Procedures. White River carried out an evaluation, under the supervision of its Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of the design and operation of White River’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer, President and Chief Financial Officer concluded that, at September 30, 2005, White River’s disclosure controls and procedures are effective in accumulating and communicating to management (including such officers) the information required to be included in White River’s periodic SEC filings.

Part II  Other Information - Continued

Item 1.  Legal Proceedings.

UAC and its subsidiaries filed an adversary proceeding within UAC’s bankruptcy case on July 25, 2005 in the U.S. Bankruptcy Court for the Southern District of Indiana against Systems & Services Technologies, Inc. (“SST”) seeking unspecified damages for deficiencies in SST’s servicing of securitized and unsecuritized receivables. No answer has been filed. The parties have agreed to seek to resolve the dispute through a nonbinding mediation procedure scheduled during November 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

White River’s Registration Statement on Forms S-1/S-4 (Reg. No. 333-123909) was declared effective on July 18, 2005. Pursuant to the registration statement, White River registered (1) 3,500,000 shares of its common stock (aggregate offering price $35,000,000) to be offered in a subscription offering to the shareholders of Union Acceptance Corporation and to certain standby purchasers, and (2) 310,191 shares of its common stock (aggregate offering price $3,101,910) to be offered in a share exchange for the outstanding shares of common stock of Union Acceptance Corporation. The share exchange was approved and consummated August 9, 2005. The Subscription Offering closed on August 31, 2005. Proceeds were applied to the purchase of Coastal Credit and to other purposes as described in the registration statement.

On August 31, 2005, warrants were issued by White River to the Funds to purchase 150,000 shares of White River common stock at an exercise price of $10 per share in consideration for the advancement of transaction expenses. The term of the warrants is three years and 90 days and they will be exercisable three years after issuance. Placement of the warrants was privately negotiated and was exempt from registration under the Securities Act pursuant Section 4(2) of such act.

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

	Votes

Matter	For	Against	Abstain

1. Adoption of the Agreement and Plan of Share Exchange with White Rive	24,293,586	40,200	980

2. Approval of the Purchase Agreement among White River, Coastal Credit, LLC and the members of Coastal Credit, LLC	24,256,582	74,804	3,380

3. Ratification of issuance of warrants for 150,000 shares of common stock of White River to private equity funds managed by Castle Creek Capital, LLC	23,933,807	397,579	3,380

Part II  Other Information - Continued

Item 6.  Exhibits

10.1	Expense Sharing Agreement, dated November 8, 2005, between White River Capital, Inc. and Castle Creek Capital, LLC and Castle Creek Advisors LLC.

10.2	White River Capital Inc. Directors Stock Compensation Plan

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 31a-14(a) or 15d-14(a) of the Exchange Act

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

White River Capital, Inc.
(Registrant)

November 14, 2005	By:	/s/ Martin J. Szumski
Martin J. Szumski
Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer