Form 10-K
period 2005-12-31
White River Capital Inc
filed 2006-03-31
CIK 1318545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-51493

White River Capital, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-1908796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1445 Brookville Way, Suite I
Indianapolis, Indiana 46239

(Address of principal executive offices/zip code)

Registrant’s telephone number, including area code: (317) 806-2166

Securities registered pursuant to section 12(g) of the Act:

(Title of class)

Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defied in Rule 405 of the Securities Act.	☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K.
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☐ Yes ☒ No

As of March 28, 2005, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average last sale price reported in the Pink Sheets as of the close of business on March 28, 2005, was approximately $36.6 million. Registrant does not have any non voting common equity securities.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 28, 2006, there were 3,813,155 shares outstanding of the issuer’s Common Stock, without par value.

DOCMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2006 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference

- INDEX -

i

ii

PART I

ITEM 1.   BUSINESS

Overview

White River Capital, Inc. (“White River”) is a holding company for specialized indirect auto finance businesses, with two principal operating subsidiaries. Coastal Credit LLC (“Coastal Credit”) based in Virginia Beach, Virginia, is a specialized sub-prime auto finance company engaged primarily in (1) acquiring retail installment sales contracts from both franchised and independent automobile dealers which have entered into contracts with purchasers of used and, to a much lesser extent, new cars and light trucks, and (2) servicing its contract portfolio. Coastal Credit operates in seventeen states. Union Acceptance Company LLC (“UAC”) based in Indianapolis holds and oversees its portfolio of approximately $197.7 million in non-prime auto receivables, as of December 31, 2005. Its portfolio is held approximately 41.6% in off-balance sheet securitizations, 58.2% through subsidiary non-recourse financings and 0.2% directly or by subsidiaries not subject to financing. UAC operates under a confirmed Second Amended and Restated Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Plan”) under which net proceeds from its residual interest in its receivables portfolios and other bankruptcy estate assets must be paid to creditors holding notes and claims under the plan. During 2005, White River purchased and owns directly approximately 90% of such notes and claims.

2005 Recapitalization Transactions

White River was formed in December 2004. During 2005, White River became the holding company of UAC, purchased the majority of outstanding notes and claims under UAC’s plan of reorganization and purchased Coastal Credit in a series of transactions that included:

•
the buyout of substantially all of the UAC restructured senior notes (“Senior Notes”), restructured subordinated notes (“Subordinated Notes”), and their accompanying accrual notes (“Accrual Notes”) that were issued by UAC under the Plan;

•	a share exchange for White River common shares by UAC common shareholders (“Share Exchange”);
•	a $35 million subscription rights equity offering by White River to UAC shareholders and standby investors;
•	a $15 million note issuance by White River; and
•	the acquisition of Coastal Credit for $50.8 million, including expenses.

On February 15, 2005, UAC, White River, and the Plan Committee representing the UAC creditors under the Plan of Reorganization entered into a memorandum of understanding providing for the proposed buyout of the remaining outstanding UAC Senior Notes, Subordinated Notes and Accrual Notes payable. This agreement stipulated that White River, as the proposed parent of UAC, would offer to pay 100% of the principal value of the Senior Notes and 13% of the face value of the Subordinated Notes for the tender of these notes and their accompanying Accrual Notes to White River. Additional amounts may be paid by White River to the former Subordinated Note holders in the future if either of two events occurs, namely (i) the passing of federal legislation which would allow UAC to carry back federal income tax net operating loss carryforwards to recover income taxes previously paid in 2000 and (ii) recovery by UAC on a particular unresolved pending claim. This purchase offer was accepted by 100% of the Senior Note holders and holders of 89.1% of the Subordinated Notes in February 2005. During June 2005, the Senior Notes of UAC were purchased by White River and simultaneously paid in full and White River completed the buyout of 89.1% of the Subordinated Notes of UAC using bridge funding provided by Castle Creek Capital Partners Fund IIa, LP and Castle Creek Capital Partners Fund IIb, LP (collectively the “Funds”). During September 2005, White River concluded its offer to purchase claims from the general unsecured creditors of UAC. White River acquired approximately 57.3% of the general unsecured claims of UAC as a result of this offer.

On August 9, 2005, the share exchange between White River and UAC became effective upon the filing of Articles of Share Exchange with the State of Indiana. The outstanding shares of common stock of UAC were exchanged for shares of common stock of White River, at an exchange rate of one share of White River common stock for 100 shares of UAC common stock. White River exchanged 310,155 shares of its common stock for the outstanding shares of UAC. White River became the parent holding company of UAC.

On August 31, 2005, White River completed its $35 million subscription offering. In this offering, White River issued 3,500,000 shares of common stock at the subscription price of $10.00 per share. White River also completed the placement of a $15 million note due 2010, bearing interest at 10.75% secured by the ownership interest in Coastal Credit. The net proceeds of this subscription offering and secured note were used to acquire Coastal Credit, to repay the secured bridge note payable to the Funds, to pay transaction costs and for ongoing operations. Of the $50.0 million purchase price for Coastal Credit, $45.0 million was paid to the sellers at closing and $3.8 million, net of a $1.2 million receivable from the previous owners, was held back until March 31, 2006 and payable with interest at the rate of 10% per annum.

COASTAL CREDIT

General

Coastal Credit is a subprime finance company engaged primarily in (1) acquiring retail installment sales contracts from both franchised and independent automobile dealers which have entered into contracts with purchasers of used and, to a much lesser extent, new cars and light trucks, and (2) servicing its contract portfolio. Coastal Credit commenced operations in Virginia in 1987. It conducts business in seventeen states - Arizona, California, Delaware, Florida, Georgia, Louisiana, Maryland, Mississippi, Nevada, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Virginia and Washington - through its seventeen branch locations.

Coastal Credit provides financing programs to automobile dealers whose purchasers meet Coastal Credit’s credit standards, but who may not meet the credit standards of traditional lenders, such as banks and credit unions. Unlike these traditional lenders, Coastal Credit acquires contracts from dealers for vehicle purchases made by borrowers who typically have limited or impaired credit histories or who are purchasing older model and higher mileage automobiles. This is typically referred to as the subprime automobile finance market.

A significant number of contracts acquired by Coastal Credit are contracts made with borrowers who are in the United States military. Coastal Credit believes that having in its portfolio a significant percentage of contracts for which the borrowers are United States military personnel contributes to lower payment delinquency and higher collection personnel efficiencies. Coastal Credit requests all borrowers who are in the military to use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower. Delinquency of payments on contracts paid by allotment historically has been less than delinquency of payments on contracts not paid by allotment. As a result, the collection effort associated with the military contracts requires substantially less time, allowing Coastal Credit’s collection staff to focus on an increased number of civilian sector contracts.

Coastal Credit’s executive offices are located at 3852 Virginia Beach Boulevard, Virginia Beach, Virginia 23452.

Acquisition of Automobile Finance Contracts

Coastal Credit currently conducts its automobile finance programs in seventeen states through a total of seventeen branches, with two branches in each of Florida, Georgia, Mississippi, Ohio and Virginia, and one branch in each of California, Delaware, Louisiana, Nevada, Oklahoma, Pennsylvania and Texas. Each branch acquires, processes and services contracts in its geographic area.

Coastal Credit’s branch managers develop and maintain relationships with automobile dealers in the branches’ geographic areas. Coastal Credit enters into non-exclusive dealer agreements with these dealers for the acquisition of individual contracts. The dealer agreement provides Coastal Credit with recourse to the dealer in cases of dealer fraud or breach of the dealer’s representations and warranties. As of December 31, 2005, Coastal Credit had non-exclusive agreements with approximately 1,500 dealers, of which approximately 500 are active. Coastal Credit considers a dealer agreement to be active if Coastal Credit has acquired a contract under the dealer agreement in the last nine months. After Coastal Credit acquires a contract from a dealer, the dealer is no longer involved in the relationship between Coastal Credit and the borrower, other than through the existence of limited representations and warranties of the dealer.

Borrowers under the contracts typically make down payments, in the form of cash or trade-in, ranging from 5% to 20% of the sale price of the vehicle financed. The balance of the purchase price of the vehicle plus taxes, title fees and, if applicable, premiums for “add-on” products (described below), are generally financed over a period of 32 to 60 months.

Coastal Credit acquires each contract from the automobile dealer at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The amount of the variance depends upon factors such as the creditworthiness of the borrower and the age and value of the automobile. Coastal Credit will pay more for contracts as the credit risk of the borrower improves. Coastal Credit typically acquires contracts at purchase prices that range from 80% to 90% of the original principal amount of the contract. In addition, Coastal Credit typically charges dealers a processing fee ranging from $50 to $295 per contract acquired. See “-Pricing of Contracts” below.

As of December 31, 2005, Coastal Credit’s contract portfolio consisted exclusively of contracts acquired by Coastal Credit without credit recourse to the dealer. Although all the contracts in Coastal Credit’s contract portfolio were acquired without credit recourse, each dealer remains liable to Coastal Credit for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

Coastal Credit’s policy is to only acquire a contract after the dealer has provided Coastal Credit with the requisite proof that Coastal Credit will have a first priority lien on the financed vehicle, that the borrower has obtained the required collision insurance naming Coastal Credit as loss payee and that the contract has been fully and accurately completed and validly executed. Once Coastal Credit has received and approved all required documents, Coastal Credit purchases the contract and begins servicing the contract.

Both Coastal Credit and the dealers with which it does business offer purchasers of vehicles certain other “add-on” products. These products are offered by the dealer on Coastal Credit’s behalf or by the dealer on behalf of the automobile dealership at the time of sale. The add-on products consist of the following:

•	Extended warranty protection - covers the cost of certain repairs after the vehicle’s warranty expires;

•	Gap insurance - pays an amount between what the borrower owes and the primary insurance cash value of a vehicle if the vehicle is stolen or destroyed; and
•	Collateral protection insurance - pays the cost to repair or the value of the vehicle if the vehicle is stolen, damaged or destroyed.

At the borrower’s option, the cost of these products may be included in the amount financed under the contract.

Underwriting Guidelines

Coastal Credit’s typical borrower has a credit history that may fail to meet the lending standards of most banks, credit unions and captive automobile finance companies. Substantially all of Coastal Credit’s automobile contracts involve loans made to individuals with limited or impaired credit histories. Coastal Credit believes that its borrower credit profile is similar to that of its direct competitors in the subprime automobile finance business. Coastal Credit also believes that its underwriting criteria and branch network management system coupled with close senior management supervision enhances its risk management and collection functions.

In deciding whether to acquire a particular contract, Coastal Credit considers various factors, including:

•	the applicant’s length of residence;
•	the applicant’s current and prior job status;
•	the applicant’s history in making other installment loan payments;
•	the applicant’s payment record on previous automobiles loans;
•	the applicant’s current income and discretionary spending ability;
•	the applicant’s credit history;
•	the value of the automobile in relation to the purchase price;
•	the term of the contract;
•	the automobile make and mileage; and
•	Coastal Credit’s prior experience with contracts acquired from the dealer.

For applicants who are military personnel, Coastal Credit also considers the applicant’s rank and the time remaining on his or her enlistment contract. These factors affect not only whether Coastal Credit will acquire the contract, but also the purchase price Coastal Credit will be willing to pay the dealer to acquire the contract.

As part of the approval process, Coastal Credit receives a credit application completed by the prospective borrower. The application contains information relating to the applicant’s background, employment and credit history. Coastal Credit also obtains a credit report from an independent credit reporting service and verifies the applicant’s employment history, income and residence. In certain cases, a Coastal Credit application processor interviews the applicant by telephone. After reviewing the information submitted in the credit application (which includes years at employer, years at residence and income), any telephone interview and the credit report, a Coastal Credit representative approves or rejects the application according to company guidelines.

The branch manager of each branch is responsible for underwriting and purchasing automobile contracts and providing servicing and collections. However, the branch network is closely managed and supervised by Coastal Credit’s senior management. Coastal Credit believes that its branch network operations enable branch managers to develop strong relationships with its automobile dealers. Coastal Credit, through its branches, provides a high level of service to its dealers by providing consistent credit decisions and frequent management contact. Coastal Credit has established internal buying guidelines to be used by its underwriters when acquiring contracts. Although the buying guidelines vary from branch to branch, Coastal Credit’s branch managers or senior management must approve any contract that does not meet a branch’s guidelines in advance of purchasing any such contract. Coastal Credit has seventeen branch managers, each charged with managing the specific branches in a defined geographic area. In addition to a variety of administrative duties, the branch managers are responsible for monitoring their assigned branches’ compliance with Coastal Credit’s underwriting standards. On a regular basis, either a branch manager or senior management reviews every newly purchased contract.

To further ensure compliance with its underwriting guidelines, Coastal Credit performs on-site reviews of its branches. The branch reviews are performed on a schedule that varies from branch to branch, depending on the size of the branch, the length of time the branch has been open, the current tenure of the branch manager and the branch’s current and historical profitability. Coastal Credit believes that the branch review is key to ensuring that credit quality is not sacrificed for asset growth.

Pricing of Contracts

Coastal Credit’s management believes that a key to its consistent profitability has been its ability to effectively price the contracts it acquires to fully cover all future losses on the contracts. Pricing has two components: (1) the interest rate the borrower pays on the amount financed and (2) the purchase price paid to the dealer. To determine the pricing for a particular contract, Coastal Credit considers the same factors it considers in determining whether to acquire the contract. As a result of its disciplined underwriting guidelines, Coastal Credit generally only purchases approximately twelve contracts for every 100 automobile loan applications reviewed. These factors are discussed above under “-Underwriting Guidelines.”

To ensure its ability to continue to effectively price the contracts it acquires, Coastal Credit’s branch managers and senior management analyze various reports on a monthly and quarterly basis to identify any trends that will influence pricing. These reports help management compare the performance of contracts by branch, by dealer, by contract age, by borrower’s income and by borrower’s credit history.

Geographic Concentration

Coastal Credit operates its business and acquires its contracts in various regions as follows:

Region #1 - Florida, Georgia, North Carolina, Tennessee and Virginia.
Region #2 - Delaware, Maryland, Ohio and Pennsylvania.
Region #3 - Louisiana, Mississippi, Nevada, Oklahoma and Texas.
Region #4 - Arizona, California and Washington.

Coastal Credit’s level of contract acquisitions in each state may fluctuate significantly over time depending on competitive conditions and other factors in those areas. In considering potential areas for expansion, Coastal Credit carefully reviews the regulatory and competitive environment and economic and demographic factors, including the availability of qualified underwriters and managers and the number of dealerships in the potential expansion area. Because a significant number of Coastal Credit’s contracts have been with borrowers who are in the military, Coastal Credit also considers the proximity of military bases. To ensure successful branch expansion, Coastal Credit focuses on hiring and developing local, experienced branch-level management.

Servicing, Monitoring and Enforcement of Contracts

Coastal Credit acts as servicer for the contracts it acquires. As servicer, Coastal Credit collects payments due from borrowers, monitors collections and pursues the collection of delinquent accounts, including the liquidation of collateral securing defaulted contracts. Coastal Credit uses integrated computer systems to enhance its ability to respond to borrower inquiries and to monitor the performance of its contract portfolio and the performance of individual borrowers under contracts. All of Coastal Credit’s personnel, including personnel at its branch offices, have instant, simultaneous access to information from a single shared database.

To protect its collateral in financed vehicles, Coastal Credit requires all borrowers to obtain and maintain collision insurance covering damage to the vehicle and naming Coastal Credit as the loss payee. The insurance must have a deductible typically of not more than $500. Failure to maintain insurance constitutes a default under the contract, and Coastal Credit may, at its discretion, repossess the vehicle. Coastal Credit does not “force-place” insurance (i.e., purchase insurance on behalf of borrowers whose policies have lapsed and add the cost and applicable finance charges to the balance of the contract).

Coastal Credit uses a number of methods to monitor compliance by borrowers with their obligations under contracts and to pursue collections of delinquent accounts. In addition to Coastal Credit’s collections staff, branch managers and senior management receive a daily delinquency report. The delinquency report is an aging report that provides basic information regarding each account and indicates accounts that are past due. The report includes information that enables the senior management, branch managers and collection staff to identify and access delinquent accounts. The report includes such information as the borrower’s name, account number, outstanding balance, date of last payment, next due date, past due days by recency and contractually, and the delinquency status by aging category.

In most cases, a collection representative begins the process of contacting the borrower by telephone or mail on the first day that the account is past due. The collection representative also mails future reminders and late notices. If the collection representative is able to make contact with the borrower and the borrower is able to provide Coastal Credit with an acceptable explanation for the delinquency, to display the willingness and the ability to make payment, and to commit to a plan to return the account to current status, the information is entered in Coastal Credit’s database and is used to generate a “promises report.” Coastal Credit’s collection staff uses the promises report for further account monitoring. Generally, the same collection representative will pursue the account until it is brought current or charged off.

If the collection representative is not able to make contact with the borrower or if the borrower is unable to make payment arrangements acceptable to Coastal Credit, the collection representative will refer the account to the collection manager or the branch manager to determine whether to repossess the financed vehicle. Coastal Credit’s branch managers and senior management review all repossession determinations and have the authority to override such determinations.

Coastal Credit prepares a repossession report that provides information regarding repossessed vehicles and aids Coastal Credit in disposing of repossessed vehicles. In addition to information regarding the borrower, this report provides information regarding the date of repossession, the date the vehicle was sold, the number of days it was held in inventory prior to sale, the year, make and model of the vehicle, the vehicle’s mileage, the payoff amount on the contract, the value of the vehicle indicated in standard industry publications, the suggested sale price, the location of the vehicle, the original dealer, the condition of the vehicle, and notes and other information. This data provides Coastal Credit with relevant information that may affect future credit decisions.

Once a branch manager or senior management has approved a repossession request, a repossession firm repossesses the vehicle and delivers it to a secure location specified by Coastal Credit. Coastal Credit maintains relationships with several licensed repossession firms that repossess vehicles for fees that typically range from $225 to $375 for each vehicle repossessed. As required by applicable state law, Coastal Credit notifies the borrower by certified letter that the vehicle has been repossessed and that, to regain the vehicle, he or she must make arrangements satisfactory to Coastal Credit and pay the amount owed under the contract within the statutory redemption period allowed by the applicable state law after delivery of the letter. If satisfactory arrangements for return of the vehicle are not made within the statutory period, Coastal Credit then sends title to the vehicle to the applicable state title transfer department, which then registers the vehicle in Coastal Credit’s name. Coastal Credit then sells the vehicle by public auction. On average, approximately 45 days lapse between the time Coastal Credit takes possession of a vehicle and the time it is sold at auction.

When a repossessed vehicle has been sold and/or a contract has been charged off, if Coastal Credit determines that there is a reasonable likelihood of recovering part or all of any deficiency against the borrower under the contract, Coastal Credit will pursue all legal remedies available to it. States have different collection laws, but legal remedies may include lawsuits, judgment liens and wage garnishments.

In addition, the branch managers and Coastal Credit’s senior management review each account that is 60 days past due to determine whether the contract should be charged off. Coastal Credit requires mandatory charge off of all contracts when 60 days have passed since the most recent payment and the contract is 180 days delinquent per the contract terms. All charged off loans are transferred to a Profit and Loss (P&L) Department. The P&L Department attempts to collect the contract until the borrower has paid the contract or all legal remedies have been exhausted. Historically, Coastal Credit has recovered approximately 25% of deficiencies from such borrowers. Proceeds from the disposition of the vehicles are not included in calculating the foregoing percentage range.

Marketing and Advertising

Coastal Credit’s marketing efforts are directed toward automobile dealers. Coastal Credit attempts to meet dealers’ needs by offering highly-responsive, cost-competitive, locally-based and service-oriented financing programs. Coastal Credit relies on its marketing and branch managers to solicit agreements for the acquisition of contracts with automobile dealers located within each branch’s geographic area. The branch manager provides dealers with information regarding Coastal Credit and the general terms upon which Coastal Credit is willing to acquire contracts.

Competition

The subprime automobile finance industry is highly fragmented and highly competitive. There are numerous financial service companies that provide subprime credit in the markets served by Coastal Credit, including credit unions, other consumer finance companies and captive finance companies owned by automobile manufacturers and retailers. Many of these companies have significantly greater resources and market presence than Coastal Credit. Coastal Credit does not believe that increased competition for the acquisition of contracts will cause a material reduction in the interest rate payable by the purchaser of the automobile. However, increased competition for the acquisition of contracts will enable automobile dealers to shop for the best price. Coastal Credit’s management believes that its effective pricing has been a key factor in its consistent, historical profitability, and, therefore, Coastal Credit will forego acquisition of a contract if it believes that meeting the competitor’s pricing would compromise its underwriting guidelines.

Coastal Credit’s target market consists of persons who are generally unable to obtain traditional used car financing because of their credit history or the vehicle’s mileage or age. Coastal Credit has been able to expand its automobile finance business in the subprime credit market by offering to acquire contracts on terms that are competitive with those of other companies that acquire automobile receivables in that market segment. As a result of the daily contact that many of Coastal Credit’s employees have with automobile dealers located throughout the market areas Coastal Credit serves, Coastal Credit is generally aware of the terms upon which its competitors are offering to acquire contracts. Coastal Credit’s policy is to modify its terms, if necessary, to remain competitive. However, Coastal Credit will not sacrifice credit quality, its purchasing criteria or prudent business practices to meet the terms offered by its competitors.

Coastal Credit’s ability to compete effectively with other companies offering similar financing arrangements depends upon its maintaining current and developing new business relationships with auto dealers in each branch’s geographic area.

Regulation

Coastal Credit’s financing and collection operations are subject to regulation, supervision and licensing under various federal, state and local statutes and ordinances. Additionally, the procedures that Coastal Credit must follow in connection with the repossession of vehicles securing contracts are regulated by each of the states in which Coastal Credit does business. The laws of the following states, as well as applicable federal law, govern Coastal Credit’s operations:

•	the following states where it currently has branches: California, Delaware, Florida, Georgia, Louisiana, Mississippi, Nevada, Ohio, Oklahoma, Pennsylvania, Texas and Virginia.

Compliance with existing laws and regulations has not had a material adverse effect on Coastal Credit’s operations to date. Coastal Credit’s management believes that Coastal Credit maintains all requisite licenses and permits and is in material compliance with all applicable local, state and federal laws and regulations. Coastal Credit periodically reviews its branch office practices in an effort to ensure such compliance. The following constitute certain of the federal, state and local statutes and ordinances with which Coastal Credit must comply:

•
State consumer regulatory agency requirements. Pursuant to the regulations of various states, the appropriate state regulatory agency may periodically conduct on-site audits of Coastal Credit’s branches in Florida, Delaware, Louisiana, Mississippi and Oklahoma. These regulations govern, among other matters, licensure requirements, requirements for maintenance of proper records, payment of required fees, maximum interest rates that may be charged on loans to finance used vehicles and proper disclosure to customers regarding financing terms.

State licensing requirements. Coastal Credit maintains the following licenses:

State	License
Arizona	Sales Finance Company License
Delaware	Motor Vehicle Sales Finance License
Florida	Sales Finance Company License
Illinois	Sales Finance Agency License
Louisiana	Sales Finance Company License
Maryland	Sales Finance License
Mississippi	Motor Vehicle Sales Finance License
Oklahoma	Supervised Lender License
Pennsylvania	Sales Finance Company License
Texas	Motor Vehicle Sales Finance License

•
Fair Debt Collection Act. The Fair Debt Collection Act and applicable state law counterparts prohibit Coastal Credit from contacting customers during certain times and at certain places, from using certain threatening practices and from making false implications when attempting to collect a debt.

•
Truth in Lending Act. The Truth in Lending Act requires Coastal Credit and the dealers with whom Coastal Credit does business to make certain disclosures to customers, including the terms of repayment, the total finance charge and the annual percentage rate charged on each contract.

•
Equal Credit Opportunity Act. The Equal Credit Opportunity Act prohibits Coastal Credit from discriminating against loan applicants on the basis of race, color, sex, age or marital status. Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, Coastal Credit is required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection.

•
Fair Credit Reporting Act. The Fair Credit Reporting Act requires Coastal Credit to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency.

•
Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act requires Coastal Credit to maintain privacy with respect to certain consumer data in its possession and to periodically communicate with consumers on privacy matters.

•
Servicemembers' Civil Relief Act. Formerly called the Soldiers’ and Sailors’ Civil Relief Act, the Servicemembers’ Civil Relief Act provides certain protections to borrowers who, subsequent to entering into a contract, have joined or enlisted, or been called to active duty with, the military. Coastal Credit is prohibited from repossessing the vehicles of such borrowers and from terminating the contracts with such borrowers for breach. In addition, Coastal Credit is required to reduce the interest rate charged on each loan to such borrowers to 6% if the borrower’s military duty affects the borrower’s ability to pay his or her contract.

•
Electronic Funds Transfer Act. The Electronic Funds Transfer Act prohibits Coastal Credit from requiring its customers to repay a loan or other credit by electronic funds transfer, except in limited situations, which do not apply to Coastal Credit. Coastal Credit is also required to provide certain documentation to its customers when an electronic funds transfer is initiated and to provide certain notifications to its customers with regard to preauthorized payments.

•	Bankruptcy. Federal bankruptcy and related state laws may interfere with or affect Coastal Credit’s ability to recover collateral or enforce a deficiency judgment.

Employees

Coastal Credit’s executive management and various support functions are centralized at its corporate headquarters in Virginia Beach, Virginia. As of December 31, 2005, Coastal Credit employed a total of 125 persons. None of Coastal Credit’s employees is subject to a collective bargaining agreement, and Coastal Credit considers its relations with its employees generally to be excellent.

UNION ACCEPTANCE COMPANY LLC

Historical Business of UAC

UAC is a specialized finance company that, prior to the Bankruptcy Case, was engaged in the business of acquiring and servicing automobile retail installment sales contracts and installment loan agreements. UAC would acquire retail installment sales contracts originated by a network of over 5,500 automobile dealerships affiliated with major domestic and foreign manufacturers, nationally recognized rental car outlets and used car superstores. UAC’s receivables acquisition strategy focused on acquiring receivables from automobile purchasers who exhibited a favorable credit profile purchasing late model used and, to a lesser extent, new automobiles.

Generally, after acquiring receivables, UAC would temporarily hold the receivables in short-term “warehouse” financing arrangements through its subsidiaries. Periodically, UAC would pool the receivables and sell interests in the pooled portfolio as asset-backed securities through securitization transactions. A “securitization” is the process through which receivables are pooled and sold to an entity (in UAC’s case, a trust) that issues asset-backed securities to investors. “Asset-backed securities” is a general reference to securities that are backed by financial assets such as automobile receivables. UAC would remain the servicer for the receivables it securitized. A “servicer” in respect of a portfolio of consumer finance receivables is generally responsible for monitoring and reporting collections of payments on the receivables, remitting those payments to appropriate entities and pursuing the collection of delinquent receivables, including liquidation of collateral securing defaulted receivables.

UAC, through its wholly owned special purpose subsidiary, UAC Securitization Corporation, continues to hold the rights to the retained interest in the securitizations that it had sponsored prior to the petition date and subsequent non-recourse financings of previously securitized receivables. The “retained interest” refers to the net cash flows that become available from securitizations after obligations required to be satisfied by these securitizations and non-recourse financings are paid. The retained interest is discussed in more detail under the heading “-The Retained Interest-Cash Flows from Securitizations” below.

The UAC Bankruptcy Case

On October 31, 2002, UAC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Indiana (the “Bankruptcy Case”). Shortly after the commencement of the Bankruptcy Case, UAC discontinued acquisition of new automobile receivables, but continued to act as servicer with respect to its securitized portfolios of receivables and receivables owned directly by UAC or indirectly by its subsidiaries.

On April 17, 2003, with approval by the bankruptcy court, UAC sold substantially all of the assets related to its receivable servicing business to Systems & Services Technologies Inc. (“SST”), a subsidiary of J.P. Morgan Chase & Co. SST was appointed as servicer with respect to the securitized receivables and the receivables held directly by UAC or its subsidiaries. SST continues to serve in that capacity.

On August 8, 2003, the Bankruptcy Court confirmed UAC’s Second Amended and Restated Plan of Reorganization. Pursuant to the Plan of Reorganization, UAC, as “Reorganized Debtor,” is obligated to carry out the terms and provisions of the Plan of Reorganization. Generally, UAC is obligated to continue to collect cash as it becomes available from prescribed assets of the bankruptcy estate (see “-The Retained Interest-Cash Flows from Securitizations” below) and to distribute such cash to the creditors of the bankruptcy estate who made claims in the Bankruptcy Case and whose claims were allowed by the bankruptcy court. The Plan of Reorganization refers to these creditors as holders of “Allowed Claims.” The Plan of Reorganization provides that payments to holders of Allowed Claims be made only from prescribed assets, mostly from cash flows deriving from the retained interest in prior securitizations. The Plan of Reorganization is further summarized under the heading “-The Plan of Reorganization-Distributions to Creditors” below.

When the Plan of Reorganization was confirmed, UAC expected that the net estate proceeds that would be available (mostly from cash flows deriving from the retained interest in prior securitizations) to make distributions on Allowed Claims over time would be sufficient to pay all Allowed Claims in full, and that cash flows that would benefit UAC’s shareholders would be generated from the retained interest in excess of the amount necessary to pay Allowed Claims. Since the Plan of Reorganization was confirmed, the cash flows from the retained interest have not materialized as projected. Loss rates on the securitized portfolio increased substantially following the transition of servicing to SST. The impact of SST’s transitioning of servicing as well as overall performance of the portfolio amid challenging economic times and other factors have substantially reduced the cash flows expected from the securitizations. The sources of funds available to make distributions to the holders of Allowed Claims were sufficient to pay the holders of the Restructured Senior Notes issued under the Plan of Reorganization, but such funds are not expected to be sufficient to pay the remaining amounts due holders of Class 2A (general unsecured) claims, holders of the Restructured Subordinated Notes issued under the Plan of Reorganization and the holders of the Accrual Notes issued under the Plan of Reorganization. However, White River, UAC’s parent, has purchased the substantial majority of UAC’s outstanding notes and claims. Amounts available for distribution upon such notes and claims owned by White River will be paid by UAC to White River, in accordance with the Plan of Reorganization, as further described below.

The Retained Interest - Cash Flows from Securitizations

Pursuant to the Plan of Reorganization, UAC, as “reorganized debtor,” is obligated to continue to collect cash as it becomes available from prescribed assets of the bankruptcy estate, mostly from cash flows deriving from the retained interest in prior securitizations. UAC’s obligation to distribute such cash to holders of Allowed Claims is discussed further under the heading “-The Plan of Reorganization-Distributions to Creditors” below.

UAC, through its wholly owned special purpose subsidiary, UAC Securitization Corporation, continues to hold the rights to the retained interest in the securitizations that it had sponsored prior to the petition date and the non-recourse financings effectuated since confirmation of the Plan of Reorganization. The “retained interest” refers to the net cash flows that become available from these securitizations and non-recourse financings after obligations required to be satisfied by the securitization trusts or under the financings are paid. Generally, each securitization or financing represents a pool of receivables that serves as collateral for issued notes, the outstanding balance of which is equal to the balance of receivables in the related pool. The interest payments on the receivables are greater than interest payments owed on the notes, and each transaction is structured such that the cash flows from interest payments are expected to be sufficient to absorb losses from defaults, pay interest and principal due on the notes, and pay servicing and administrative expenses, with any cash flows remaining after those obligations are satisfied payable to UAC Securitization Corporation as the holder of the equity interest or retained interest in the trust or as the owner of the financed receivables (subject to the arrangements described below).

In connection with the transfer of servicing to SST, UAC and its subsidiaries entered into agreements with SST, MBIA Insurance Corporation (the surety provider which has issued policies that ensure timely payments on the notes issued by the securitization trusts) (“MBIA”) and other interested parties. Under these agreements, SST was appointed as servicer of the UAC receivables portfolio and standards for SST’s performance and provisions for SST’s compensation were established. In addition, a Master Trust Account was created pursuant to a Master Trust Account Agreement. The Master Trust Account serves effectively to cross-collateralize the securitization trusts and non-recourse financings of UAC receivables. The residual cash flows from the securitizations are to be paid through the Master Trust Account. Amounts held in the Master Trust Account are available to pay certain fees and expenses of the servicer, the securitization trustees, MBIA, the master trustee, and to make distributions to meet cash distribution obligations to security holders of the securitizations, to the extent cash otherwise available to that securitization is insufficient for such purpose. Cash deposited to the Master Trust Account, to the extent not used for the foregoing purposes, accumulates and, to the extent it exceeds prescribed levels, becomes available for distribution to UAC Securitization Corporation (for the benefit of holders of Allowed Claims in the Bankruptcy Case).

The Master Trust Account Agreement established an initial amount of approximately $12.5 million in the aggregate to be distributed from time to time from the Master Trust Account under prescribed conditions. That amount had been released by October 10, 2005. After that point, the Master Trust Account continues to accumulate cash until the total cash collateral of the securitizations and the Master Trust Account is equal to 8% of the outstanding securitization obligations. Once that occurs, UAC Securitization Corporation will receive distributions equal to 50.0% of surplus funds each month until total cash collateral equals 12% of the outstanding securitization obligations. After that point, UAC Securitization Corporation will receive distributions each month equal to 100% of surplus funds, provided that a declining minimum dollar amount of cash is retained in the securitization collateral accounts and the Master Trust Account until the securitizations are liquidated.

These distribution thresholds are subject to adjustment if the securitization portfolio does not perform within the parameters stipulated by the Master Trust Account Agreement. The agreement sets forth net loss ratio triggers and cumulative net loss triggers for future periods that were determined by increasing UAC’s estimated future portfolio losses by a specified margin. If these triggers are breached (until the portfolio is restored to compliance) no distributions will be made to UAC Securitization Corporation until total cash collateral is at least 15% of outstanding Securitization Obligations and exceeds increased minimum dollar levels. As of December 31, 2005, the rolling 12 month net losses were below the Level 1 and Level 2 triggers. While the cumulative net losses were below the Level 2 trigger as of December 31, 2005, they did exceed the Level 1 trigger.

The Plan of Reorganization - Distributions to Creditors

Pursuant to the Plan of Reorganization, UAC, as “Reorganized Debtor,” is obligated to distribute to the holders of Allowed Claims cash as it is received from prescribed sources. Holders of Allowed Claims were separated into several classes based on their priority of payment and treatment under the Plan. Set forth below is a summary of the approximate outstanding balances and classification of Allowed Claims as of August 8, 2003, the Plan of Reorganization confirmation date (other than certain administrative and priority claims that were paid in full):

Class/Type of Claim or Equity Interest	Balance at August 8, 2003 (in millions)	Plan Treatment of Class

Class 2A - General Unsecured Claims	$2.8	Partial payment at Plan confirmation with continued distributions until paid in full with interest.
Class 3 - Senior Notes Claims	$55.3	Claims exchanged at Plan confirmation for partial payment, Restructured Senior Notes and Accrual Notes of UAC.
Class 4 - Subordinated Notes Claims	$46.4
Claims exchanged at Plan confirmation for Restructured Subordinated Notes and Accrual Notes. Restructure Subordinated Notes are payable following completion of payment of all obligations to holders of Restructured Senior Notes.

Although UAC projected that no cash flows from estate assets set aside to pay Allowed Claims would remain for the benefit of UAC’s shareholders, the Plan of Reorganization provides that the equity interests in UAC were unimpaired and provides that payments would be made to holders of Allowed Claims only from prescribed assets. The principal reason for these provisions limiting the recourse of holders of Allowed Claims under the Plan of Reorganization to these specific assets was to afford the holders of UAC’s equity interests the opportunity, through new investment, to continue business operations that would be protected from recourse by holders of Allowed Claims against UAC.

The Creditor Buyout

On February 15, 2005, UAC, White River, and the Plan Committee representing the UAC creditors under the Plan of Reorganization entered into a memorandum of understanding providing for the proposed buyout of the remaining outstanding UAC Senior Notes, Subordinated Notes and Accrual Notes payable. This agreement stipulated that White River, as the proposed parent of UAC, would offer to pay 100% of the principal value of the Senior Notes and 13% of the face value of the Subordinated Notes for the tender of these notes and their accompanying Accrual Notes to White River. Additional amounts may be paid by White River to the former Subordinated Note holders in the future if either of two events occurs, namely (i) the passing of federal legislation which would allow UAC to carry back federal income tax net operating loss carryforwards to recover income taxes previously paid in 2000 and (ii) recovery by UAC on a particular unresolved pending claim against SST. This purchase offer was accepted by 100% of the Senior Note holders and holders of 89.1% of the Subordinated Notes in February 2005. During June 2005, the Senior Notes of UAC were purchased by White River and simultaneously paid in full and White River completed the buyout of 89.1% of the Subordinated Notes of UAC using bridge funding provided by the Funds. During September 2005, White River concluded its offer to purchase claims from the general unsecured creditors of UAC. White River acquired approximately 57.3% of the general unsecured claims of UAC as a result of this offer. White River may pay additional amounts to former holders of general unsecured claims upon the same events that may trigger additional payments to former holders of Subordinated Notes.

In connection with UAC’s Plan of Reorganization and distributions and as a result of White River’s acquisition of UAC’s general unsecured claims and Subordinated Notes, UAC’s creditor notes payable (in thousands) are as follows at:

	December 31, 2005			December 31, 2004
	Carrying Value	Contractual Remaining Debt Not Owned by White River	Total Contractual Remaining Debt	Carrying Value	Contractual Remaining Debt Not Owned by White River	Total Contractual Remaining Debt

Restructured debt:
Class 2A general unsecured claims	$164	$405	$1,330	$656	$1,599	$1,599
Class 2A1 general unsecured claims	-	-	-	1	125	125
Restructured senior notes	-	-	-	3,206	3,207	3,207
Restructured subordinated notes	1,296	5,041	46,383	7,580	46,383	46,383
Senior accrual notes	-	-	4,106	1	4,106	4,106
Subordinated accrual notes	1	431	3,964	1	3,964	3,964

Total creditor notes payable	$1,461	$5,877	$55,783	$11,445	$59,384	$59,384

At the time it agreed to purchase the UAC Senior, Subordinated and Accrual Notes, in February 2005, White River and UAC projected that future cash flows that would inure from UAC estate assets in respect of such notes over time would be somewhat less than the cash price White River agreed to pay, and that the price offered for the Subordinated Notes and related Accrual Notes reflected a reasonable premium. Over the course of 2005, however, cash flows from the remaining UAC securitizations have been consistently more favorable than what had been projected in early 2005. White River now projects that the distributions that will be available over time from UAC in respect of the UAC Subordinated Notes that White River purchased will materially exceed the price White River paid for such notes. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

UAC Continuing Operations

Since confirmation of the plan, UAC has continued to administer the receipt and distribution of the cash flows from the bankruptcy estate and to carry out the Plan of Reorganization. UAC currently has a staff of four employees, while UAC’s President, Mark R. Ruh, is employed by Castle Creek, and its Chief Financial Officer is employed by White River. UAC’s current principal activities are the following:

•	overseeing collection and distribution of cash flows from receivable portfolios and other assets in accordance with the Plan of Reorganization;
•	collecting automobile dealer premium rebates contractually due;
•	providing administrative services to support the securitization paying agent with cash management and accounting functions for all outstanding securitizations;
•	executing on-balance sheet securitizations of receivables available from the clean-up call of available outstanding off-balance sheet securitizations;
•	supporting deficiency account collections by third party collection agencies;
•	managing deficiency account collections requiring legal action; and
•	holding (directly or indirectly through its securitization subsidiary) portfolios of automobile receivables that it had initially acquired prior to the bankruptcy.

At December 31, 2005, UAC’s consolidated receivable portfolios were as set forth below:

UAC Receivables Outstanding at December 31, 2005 (in thousands)
Union Acceptance Corporation(1)	$336

UAC Securitization Corporation(2)
UACSC 2005-C	35,717
UACSC 2005-B	25,405
UACSC 2005-A	19,042
UACSC 2004-C	16,837
UACSC 2004-B	5,356
UACSC 2004-A-2	4,712
UACSC 2004-A-1	3,795
UACSC 2003-A	4,167

Off-Balance Sheet Securitizations
UACSC 2002-A Owner Trust	34,548
UACSC 2001-C Owner Trust	35,009
UACSC 2001-B(3)	12,743

Total of all portfolios:	$197,667

(1) Receivables that are owned directly by UAC and are not leveraged.
(2) On-balance sheet portfolios held by UAC Securitization Corporation as collateral for non-recourse asset-backed notes.
(3) The 2001-B transaction represents a separate issuance of notes, or a separate tranche, under the UACSC 1999 Master Owner Trust.

UAC, as Reorganized Debtor and as a subsidiary of White River, will continue to comply with the Plan of Reorganization and collect and distribute to the holders of Allowed Claims all funds to which they are properly entitled under the Plan. Pending resolution of remaining claims and closure of the Bankruptcy Case, White River will be entitled to receive the large majority of subsequent interim distributions under the Plan as a holder of such notes and claims. However, the formation of White River as UAC’s parent company allows UAC to carry its business forward with a clear segregation of the assets and liabilities of UAC from the assets and liabilities of White River, while allowing White River to operate UAC and new businesses, such as Coastal Credit.

Item 1A.   RISK FACTORS

Investors should consider carefully the following factors that could cause White River’s operating results and financial condition to be materially adversely affected. New risks may emerge at any time, and White River cannot predict those risks or estimate the extent to which they may affect White River’s businesses or financial performance.

Coastal Credit Business
White River shareholders are substantially dependent on the operations of Coastal Credit.

White River is a holding company with no independent operations. Its profitability and ability to pay dividends to its shareholders are dependent on the operations of its subsidiaries, UAC and Coastal Credit. UAC’s activities consist of administering the receipt and distribution of the cash flows from the bankruptcy estate and carrying out the Plan of Reorganization. White River has purchased substantially all claims of creditors under UAC’s Plan of Reorganization. While related future cash flows from UAC may benefit White River, UAC does not presently expect to be profitable in the future. Thus, if Coastal Credit does not generate profits and make distributions to White River, the value of White River common stock will be diminished.

White River’s profitability and future growth depend on Coastal Credit’s continued access to bank and subordinated debt financing.

The profitability and growth of Coastal Credit’s business depends on its ability to access bank debt at competitive rates. Coastal Credit currently depends on an $80 million line of credit facility with a financial institution to finance its acquisition of contracts. This line of credit will increase to $100 million in July 2006. The maturity date for the line of credit is December 31, 2009 and is secured by substantially all of the contracts held by Coastal Credit. At December 31, 2005, Coastal Credit had $51.5 million outstanding under the line of credit and $28.5 million available for additional borrowing. Coastal also relies on subordinated debt as a principal part of its capital structure to provide long-term capital. As of December 31, 2005, the amount of outstanding subordinated debt was $7.7 million. The debentures are subject to a Subordination and Intercreditor Agreement with Coastal Credit’s principal lender. The debentures have maturity dates in March 2007. Coastal Credit will continue to depend on the availability of its line of credit, replacement subordinated financing, together with cash from operations, to finance its future operations. The availability of the credit facility depends, in part, on factors outside of Coastal Credit’s control, including regulatory capital treatment for unfunded bank lines of credit and the availability of bank loans in general. Therefore, this credit facility may not continue to be available beyond the current maturity date on reasonable terms or at all. If Coastal Credit were unable to renew or replace the credit facility or find alternative financing at reasonable rates, Coastal Credit could be unable to grow by acquiring contracts or could be forced to liquidate.

The terms of Coastal Credit’s indebtedness impose significant restrictions on it.

Coastal Credit’s existing outstanding indebtedness restricts its ability to, among other things:

▪	encumber collateral;

▪	allow change of ownership or control;

▪	sell or transfer assets;

▪	incur additional debt;

▪	repay other debt;

▪	pay dividends;

▪	make certain investments or acquisitions;

▪	repurchase or redeem capital stock;

▪	engage in mergers or consolidations; and

▪	engage in certain transactions with subsidiaries and affiliates.

In addition, Coastal Credit’s line of credit facility requires it to comply with certain financial ratios and covenants. Coastal Credit’s ability to continue to meet these financial ratios could be affected by events beyond its control. Failure to meet any of these covenants, financial ratios or financial tests could result in an event of default under Coastal Credit’s credit facility. If an event of default occurs under its line of credit facility, the lender may take one or more of the following actions:

▪	increase Coastal Credit’s borrowing costs;

▪	restrict Coastal Credit’s ability to obtain additional borrowings under the facility;

▪	accelerate all amounts outstanding under the facility; or

▪	enforce its interests against collateral pledged under the facility.

If Coastal Credit’s lender accelerates its debt payments, Coastal Credit’s assets may not be sufficient to fully repay the debt.

Coastal Credit will require a significant amount of cash to service its indebtedness and meet its other liquidity needs.

Coastal Credit’s ability to make payments on or to refinance its indebtedness and to fund its operations and planned capital expenditures depends on its future operating performance. Coastal Credit’s primary cash requirements include:

▪	the funding of contract acquisitions;

▪	interest payments under its line of credit facility and other indebtedness;

▪	capital expenditures for technology and facilities;

▪	ongoing operating expenses;

▪	planned expansions by opening additional branch offices; and

▪	any required tax payments.

In addition, because Coastal Credit expects to continue to require substantial amounts of cash for the foreseeable future, Coastal Credit may seek additional debt financing. The type, timing and terms of the financing Coastal Credit selects will be dependent upon its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. These sources may not be available to Coastal Credit at any given time or the terms on which these sources may be available may not be favorable. Coastal Credit’s inability to obtain such additional financing could adversely impact its ability to grow.

Coastal Credit’s substantial indebtedness could adversely affect its financial condition.

Coastal Credit currently has a substantial amount of outstanding indebtedness. In connection with White River’s acquisition of Coastal Credit, Coastal Credit agreed to guarantee an additional $15 million of White River indebtedness on a subordinated basis. Coastal Credit’s ability to make payments on, or to refinance, its indebtedness will depend on its future operating performance, including its ability to access additional debt or equity financing, which, to a certain extent, is subject to economic, financial, competitive and other factors beyond Coastal Credit’s control.

Coastal Credit’s high level of indebtedness could have important consequences for its business. For example, Coastal Credit:

▪	may be unable to satisfy its obligations under its outstanding indebtedness;

▪	may find it more difficult to fund future needs for working capital, capital expenditures, or acquisitions;

▪
may need to dedicate a substantial portion of its cash resources to the payments on its outstanding indebtedness, thereby reducing the funds available for operations and future business opportunities; and

▪	may be more vulnerable to adverse general economic and industry conditions.

Coastal Credit may incur substantial additional debt in the future. If new debt is added to Coastal Credit’s current levels, the risks described above could intensify.

Coastal Credit may experience higher than normal delinquency and charge-off rates in its loan portfolios, which could reduce its profitability.

Coastal Credit’s profitability depends, to a material extent, on the performance of contracts that it acquires. Historically, Coastal Credit has experienced higher delinquency and charge-off rates than traditional financial institutions because a large portion of its loans are to subprime borrowers, who may be unable to obtain financing from traditional sources due to their credit history. Although Coastal Credit attempts to mitigate these high credit risks with its underwriting standards, pricing and collection procedures, these standards and procedures may not offer adequate protection against the risk of default. In the event of a default, the collateral value of the financed vehicle usually does not cover the outstanding loan balance and costs of recovery. Higher than anticipated delinquencies and defaults on Coastal Credit’s contracts would reduce its profitability.

Coastal Credit depends upon its relationships with its dealers.

Coastal Credit’s business depends in large part upon its ability to establish and maintain relationships with automobile dealers who originate the contracts Coastal Credit acquires. Although Coastal Credit believes it has been successful in developing and maintaining such relationships, such relationships are not exclusive, and many of them are not longstanding. Coastal Credit may not be successful in maintaining such relationships or increasing the number of dealers with whom it does business. Coastal Credit’s existing dealer base may not continue to generate or refer to Coastal Credit a volume of contracts comparable to the volume of such contracts historically generated or referred by such dealers.

Coastal Credit’s success depends upon its ability to implement its business strategy.

Coastal Credit’s financial position depends on its management’s ability to execute its business strategy. Key factors involved in the execution of its business strategy include the use of effective pricing, achievement of the desired contract acquisition volume, risk management techniques and collection methods, continued investment in technology to support operating efficiency and continued access to significant funding and liquidity sources. Coastal Credit’s failure or inability to execute any element of its business strategy could materially adversely affect Coastal Credit’s financial condition.

Coastal Credit’s business is highly dependent upon general economic conditions.

During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses generally increase. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage on Coastal Credit’s loans and increases the amount of a loss Coastal Credit would experience in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles are sold or delay the timing of these sales. Because Coastal Credit focuses on subprime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be more significantly affected by a general economic downturn. In addition, during an economic slowdown or recession, Coastal Credit’s servicing and collection costs may increase without a corresponding increase in its income. While Coastal Credit seeks to manage the higher risk inherent in loans made to subprime borrowers through its underwriting criteria, pricing and collection methods, these criteria or methods may not afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing and collection costs could adversely affect Coastal Credit’s financial condition.

Decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold during periods of economic slowdown or recession will reduce Coastal Credit’s profitability.

If Coastal Credit repossesses a vehicle securing a contract, Coastal Credit typically has it transported to an automobile auction for sale. Auction proceeds from the sale of repossessed vehicles and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged off. In addition, there is, on average, approximately a 45-day lapse between the time Coastal Credit repossesses a vehicle and the time it is sold at public auction. Furthermore, depressed wholesale prices for used automobiles may result from significant liquidations of rental or fleet inventories, and from increased volume of trade-ins due to promotional financing programs offered by new vehicle manufacturers. During periods of economic slowdown or recession, decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold will result in Coastal Credit experiencing higher credit losses.

An increase in market interest rates may reduce Coastal Credit’s profitability.

Coastal Credit’s long-term profitability may be directly affected by the level of and fluctuations in interest rates. Sustained, significant increases in interest rates may adversely affect Coastal Credit’s liquidity and profitability by reducing the interest rate spread between the rate of interest Coastal Credit receives on its contracts and interest rates that Coastal Credit pays under its outstanding line of credit facility. As interest rates increase, the gross interest rate spread on new originations will generally decline since the rates charged on the contracts acquired from dealers generally are limited by statutory maximums and competitive market conditions restricting Coastal Credit’s opportunity to pass on increased interest costs.

Coastal Credit’s growth depends upon its ability to retain and attract a sufficient number of qualified employees.

To a large extent, Coastal Credit’s growth strategy depends on the opening of new offices that will focus primarily on acquiring contracts in markets Coastal Credit has not previously served. Future expansion of Coastal Credit’s office network depends upon its ability to attract and retain qualified and experienced office managers and the ability of such managers to develop relationships with dealers that serve those markets. Coastal Credit generally does not open new offices until it has located and hired a qualified and experienced individual to manage the office. Typically, this individual would be familiar with local market conditions and have existing relationships with dealers in the area to be served. Although Coastal Credit believes that it can attract and retain qualified and experienced personnel as Coastal Credit proceeds with planned expansion into new markets, Coastal Credit may not be successful in doing so. Competition to hire personnel possessing the skills and experience required by Coastal Credit could contribute to an increase in its employee turnover rate. High turnover or an inability to attract and retain qualified personnel could have an adverse effect on Coastal Credit’s origination, delinquency, default and net loss rates and, ultimately, its financial condition.

The loss of one of Coastal Credit’s key executives could have a material adverse effect on its business.

Coastal Credit’s growth and development to date have been largely dependent upon the services of William E. McKnight, who established Coastal Credit and serves as its President. Coastal Credit does not maintain a key-man life insurance policy on Mr. McKnight. Although Coastal Credit believes that it has sufficient additional experienced management personnel to accommodate the loss of any key executive, the loss of services of Mr. McKnight could have a material adverse effect on Coastal Credit.

Coastal Credit is subject to risks associated with litigation.

As a consumer finance company, Coastal Credit is subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things:

▪	usury laws;

▪	disclosure inaccuracies;

▪	wrongful repossession;

▪	violations of bankruptcy stay provisions;

▪	certificate of title disputes;

▪	fraud;

▪	breach of contract; and

▪	discriminatory treatment of credit applicants.

Some litigation against Coastal Credit could take the form of class action complaints by consumers. As the assignee of contracts originated by dealers, Coastal Credit may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of actions can be substantial. The relief which may be requested by the plaintiffs varies but may include requests for compensatory, statutory and punitive damages. Coastal Credit may experience material financial losses in the future as a result of litigation and other legal proceedings.

Coastal Credit is subject to many laws and governmental regulations, and any material violations of or changes in these laws or regulations could have a material adverse effect on Coastal Credit’s financial condition and business operations.

Coastal Credit’s financing operations are subject to regulation, supervision and licensing under various federal, state and local statutes and ordinances. Additionally, the procedures that Coastal Credit must follow in connection with the repossession of vehicles securing contracts are regulated by each of the states in which Coastal Credit does business. The various federal, state and local statutes, regulations and ordinances applicable to Coastal Credit’s business govern, among other things:

▪	licensing requirements;

▪	requirements for maintenance of proper records;

▪	payment of required fees to certain states;

▪	maximum interest rates that may be charged on loans to finance new and used vehicles;

▪	interest rates on loans to customers serving in the military;

▪	debt collection practices;

▪	proper disclosure to customers regarding financing terms;

▪	privacy regarding certain customer data; and

▪	collection of debts from loan customers who have filed bankruptcy.

Coastal Credit believes that it maintains all material licenses and permits required for its current operations and is in substantial compliance with all applicable local, state and federal regulations. Coastal Credit’s failure, or failure by dealers who originate the contracts Coastal Credit acquires, to maintain all requisite licenses and permits, and to comply with other regulatory requirements, could result in consumers having rights of rescission and other remedies that could have a material adverse effect on Coastal Credit’s financial condition. Furthermore, any changes in applicable laws, rules and regulations may make Coastal Credit’s compliance therewith more difficult or expensive or otherwise adversely affect its financial condition.

Coastal Credit’s ability to pay cash distributions is restricted by its line of credit.

While Coastal Credit is not restricted by its charter from making distributions, its line of credit restricts the payment of cash distributions without written approval from its lender. Coastal Credit’s ability to receive the necessary approval is largely dependent upon its portfolio performance, and Coastal Credit may not be able to obtain the necessary approvals in the future for distributions to White River that would enable White River to pay cash dividends to its shareholders.

Coastal Credit operates in a competitive market.

The subprime consumer-finance industry is highly competitive. There are numerous financial service companies that provide consumer credit in the markets served by Coastal Credit, including banks, credit unions, other consumer finance companies and captive finance companies owned by automobile manufacturers and retailers. Many of these competitors have substantially greater financial resources than Coastal Credit. In addition, Coastal Credit’s competitors often provide financing on terms more favorable to automobile purchasers or dealers than Coastal Credit offers. Many of these competitors also have long-standing relationships with automobile dealerships and may offer dealerships or their customers other forms of financing, including dealer floor-plan financing and leasing, which Coastal Credit does not provide. Providers of subprime consumer financing have traditionally competed primarily on the basis of:

▪	interest rates charged;

▪	the quality of credit accepted;

▪	the flexibility of loan terms offered; and

▪	the quality of service provided.

Coastal Credit’s ability to compete effectively with other companies offering a similar financing arrangement depends on maintaining close relationships with dealers of new and used vehicles. Coastal Credit may not be able to compete successfully in this market or against these competitors.

Coastal Credit has focused on a segment of the market composed of consumers who typically do not meet the more stringent credit requirements of traditional consumer financing sources and whose needs, as a result, have not been addressed consistently by such financing sources. If, however, other providers of consumer financing were to assert a significantly greater effort to penetrate Coastal Credit’s targeted market segment, Coastal Credit may have to reduce its interest rates and fees in order to maintain its market share. Any reduction in Coastal Credit’s interest rates or fees could have an adverse impact on its profitability.

Coastal Credit may experience problems with its integrated computer systems or be unable to keep pace with developments in technology.

Coastal Credit uses various technologies in its business, including telecommunication, data processing and integrated computer systems. Technology changes rapidly. Coastal Credit’s ability to compete successfully with other financing companies may depend on its ability to exploit technological changes. Coastal Credit may not be able to exploit technological changes, and any investment it makes may not make Coastal Credit more profitable.

Coastal Credit uses integrated computer systems to respond to customer inquiries and to monitor the performance of its contract portfolios and the performance of individual customers under its contracts. Problems with the operation of Coastal Credit’s systems could adversely impact its ability to monitor its portfolios or collect amounts due under its contracts and direct loans, which could have a material adverse effect on its financial condition.

UAC’s Business
Our recovery of projected cash flows from UAC is dependent on the performance of UAC receivable portfolios.

UAC's beneficial interest in Master Trust reflected on our balance sheet reflects the discounted value of projected cash flows that UAC expects to receive from its outstanding securitizations and non-recourse financings of its portfolios of auto finance receivables.  White River, as owner of the substantial majority of UAC's notes and claims outstanding under the Plan of Reorganization, will become entitled to distribution of the substantial majority of these cash flows as they are realized by UAC.  However, the realization of such projected cash flows is dependent upon the performance of the underlying auto receivable portfolios and the effective servicing of such receivables.  In particular, if gross defaults, recoveries on defaulted receivables or prepayments on such receivables are less favorable than the rates projected by management, UAC's realization of such cash flows will be reduced or delayed relative to such projections.  Such reduction may be material. Factors summarized above in relation to Coastal Credit's operations regarding the risk of default on auto finance contracts, susceptibility to adverse changes in economic conditions and the adverse effects declines in used car values may have upon receivable recoveries may also materially and adversely impact the performance of UAC's auto finance receivable portfolios.

Transfer Restrictions
There are restrictions on transfer of shares of White River common stock that may delay or prevent takeover bids by third parties and may delay or frustrate any attempt by shareholders to replace or remove the current management.

All shares of White River common stock are subject to certain transfer restrictions. The transfer restrictions on White River common stock are complex and directed toward preserving the value of UAC’s tax net operating loss carryforwards for the benefit of shareholders. The transfer restrictions will require any person attempting to acquire a significant interest in White River to negotiate with White River’s board of directors. The transfer restrictions also may make it more difficult to effect a merger or similar transaction perceived by shareholders to be favorable to White River by requiring any person seeking to enter into such a transaction with White River to negotiate with White River’s board of directors. Finally, the transfer restrictions may make it more difficult for shareholders to replace current management because no single shareholder may cast votes for more than 5% of White River’s outstanding shares of common stock, unless that shareholder held more than 5% of our common stock before the Share Exchange or the acquisition of the shares is otherwise approved by the board of directors.

If the transfer restrictions are not effective in preventing an ownership change from occurring, our ability to use the NOLs will be severely limited.

Although the transfer restrictions are authorized under Indiana law, we are not aware of any published court decisions enforcing similar transfer restrictions. Thus, a transfer could occur that would violate the transfer restrictions and White River might not be able to enforce the transfer restrictions. Even if a court did enforce the transfer restrictions in the case of such a transfer, the Internal Revenue Service might not agree that the transfer restrictions provide a sufficient remedy with respect to any ownership change resulting from the prohibited transfer. In either of these cases, despite the implementation of the transfer restrictions, an ownership change could occur that would severely limit White River’s ability to use the tax benefits associated with our NOLs.

Beneficial Use of the NOLs
The benefits of the NOLs are uncertain and could be reduced or lost if challenged by the Internal Revenue Service.

Based on a current maximum federal corporate income tax rate of 35%, UAC’s NOLs could provide significant future tax savings benefits to UAC’s and White River’s consolidated group. However, the ability to use these tax benefits in future years will depend upon a number of factors, including the amount of White River’s otherwise consolidated taxable income and favorable interpretations and treatment from the Internal Revenue Service consistent with our interpretation of complex tax regulations. The Internal Revenue Service could challenge White River’s calculation of the amount of NOLs or White River’s determinations as to when or whether a prior change in ownership occurred for purposes of these tax regulations. Other provisions of the Internal Revenue Code may limit White River’s ability to carry forward the NOLs to offset taxable income in future years. If the Internal Revenue Service were successful with respect to any such challenge, the potential tax benefit of the NOLs to White River could be substantially reduced or lost.

Concentration of Ownership
Because ownership of White River’s common stock is concentrated, certain shareholders can exert significant influence over shareholders’ decisions.

As of December 31, 2005, John M. Eggemeyer, III, the Chairman of the Board and Chief Executive Officer of White River, by virtue of his relationship with Castle Creek and the Funds managed by Castle Creek, owned or controlled 19.1% of White River’s outstanding shares of common stock. Mr. Eggemeyer has significant influence on the outcome of shareholder votes, including votes concerning, among other things, the election of directors; the adoption or amendment of provisions in White River’s Articles of Incorporation; and the approval of other significant corporate transactions, including mergers and reorganizations. This level of concentrated ownership by a single entity may have the effect of delaying or preventing a change in the management or voting control of White River.

Your ability to resell your shares may be limited.

Following the reorganization transactions in 2005, shares of White River common stock began trading over-the-counter and reported under the symbol “WRVC” on the OTC Pink Sheets, a centralized quotation service operated by Pink Sheets, L.L.C. that collects and publishes market maker quotes for over-the-counter securities. These quotations represent bid and asked prices between dealers and do not include retail markup, markdown or commissions and may not represent actual transactions. We cannot predict the extent to which an active public market for White River’s common stock will develop or be sustained. Consequently, White River’s shareholders may not be able to trade in White River’s shares or otherwise liquidate their investment in the event of an emergency or at any time. An active trading market in White River’s shares may not be established. Furthermore, such market, if established, may not be sufficiently liquid to enable holders of shares of White River’s common stock to liquidate their investment at the volumes, prices, or times that they desire.

Item 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

White River and its subsidiaries lease its headquarters and branch office facilities. White River’s Corporate Headquarters, located at 1445 Brookville Way, Suite I, in Indianapolis, Indiana, consists of approximately 1,800 square feet of office space. UAC and its subsidiaries share this space with White River. The current lease relating to this space expires August 31, 2006.

Coastal Credit leases its corporate headquarters and branch office facilities. Its headquarters, located at 3852 Virginia Beach Boulevard, in Virginia Beach, Virginia, consist of approximately 9,340 square feet of office space. The current lease relating to this space expires in September 2006.

Coastal Credit’s seventeen branch offices located in California, Delaware, Florida, Georgia, Louisiana, Mississippi, Nevada, Ohio, Oklahoma, Pennsylvania, Texas and Virginia range in size from approximately 885 square feet to 6,700 square feet, with a typical size of 1,600 to 2,000 square feet. These offices are located in office parks, shopping centers or strip malls and are occupied pursuant to leases with an initial term of from one to five years. Coastal Credit believes that these facilities and additional or alternate space available to it are adequate to meet its needs for the foreseeable future.

In addition, Coastal Credit’s subsidiary, Bayshore Auto Sales, L.L.C., leases property for automobile sales, storage and reconditioning at 3535 North Military Highway, Norfolk, Virginia.

ITEM 3.   LEGAL PROCEEDINGS

White River and its subsidiaries, as consumer finance companies, are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other thins, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against White River and its subsidiaries could take the form of class action complaints by consumers. As the assignee of finance contracts originated by dealers, White River and its subsidiaries may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumer in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages. White River and its subsidiaries believe that it has taken prudent steps to address and mitigate the litigation risks associated with its business activities.

On February 1, 2005, American Bankers Insurance Company of Florida, American Bankers Life Assurance Company (successor to Voyager Life Insurance Company and Voyager Life & Health Insurance Company), and Voyager Property & Casualty Insurance Company instituted arbitration proceedings against Coastal Credit in Fort Worth, Texas asserting breach of contract claims in connection with deficit clauses under contingent compensation schedules to an alleged Agency Agreement between the claimants and Coastal Credit. The claimants seek damages in the amount of $757,792, plus pre-judgment interest, in connection with the termination of the Agency Agreement by claimants on July 15, 2003. The matter is now pending before the American Arbitration Association pursuant to an arbitration clause in the Agency Agreement. Coastal Credit believes the claims are without merit and intends to vigorously defend against these claims.

UAC and its subsidiaries filed an adversary proceeding within UAC’s bankruptcy case on July 25, 2005 in the U.S. Bankruptcy Court for the Southern District of Indiana against SST seeking unspecified damages for deficiencies in SST’s servicing of securitized and unsecuritized receivables. On February 17, 2006 the U.S. Bankruptcy Court for the Southern District of Indiana granted SST’s motion to dismiss for lack of subject matter jurisdiction. In response to this decision, UAC and its subsidiaries re-filed substantially the same complaint against SST on February 17, 2006 in the U.S. District Court for the Southern District of Indiana. An answer to this complaint was filed on March 15, 2006 by SST. The answer included counterclaims alleging fraud in the initial sale of the servicing platform to SST and underpayment of certain servicing fees. UAC believes the counterclaims are without merit and intends to vigorously defend against them. See also “Business - Union Acceptance Company LLC - The UAC Bankruptcy Case”, under Part 1, Item 1, above.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

White River’s common stock trades on the OTC Pink Sheets under the symbol WRVC. As of March 8, 2006, there were 3,813,155 shares of common stock outstanding and approximately 103 shareholders of record (assuming all unexchanged certificates for shares of UAC common stock are exchanged for certificates representing White River shares). White River’s common stock was held by approximately 685 beneficial owners as of such date.

The following table sets forth the range of the high, low and closing sale prices for White River’s common stock as reported on the OTC Pink Sheets. The share prices prior to the August 9, 2005 Share Exchange, are based on the UAC trading prices which have been adjusted to reflect the Share Exchange.

	High	Low	Close

Fiscal year ended December 31, 2004
First Quarter	$9.50	$5.50	$7.00
Second Quarter	8.00	7.00	8.00
Third Quarter	11.00	7.00	10.25
Fourth Quarter	19.50	9.70	15.00
Fiscal year ended December 31, 2005
First Quarter	$20.00	$14.00	$15.00
Second Quarter	16.00	12.00	15.00
Third Quarter	20.00	9.00	10.80
Fourth Quarter	16.00	10.50	15.00

White River has never paid cash dividends on its common stock. White River presently intends to retain future earnings, if any, for use in the operation and expansion of the business and does not anticipate paying any cash dividends in the foreseeable future.

Summary of Transfer Restrictions and Related Provisions

General

The following is a summary of the material transfer restrictions set forth in Article 10 of White River’s articles of incorporation. The following summary is not complete. The transfer restrictions apply to transfers of White River’s common stock and any other instrument that would be treated as “stock,” as determined under applicable Treasury Regulations. The transfer restrictions will apply until the earlier of:

▪
the repeal by the Internal Revenue Service of the NOL carryforward limitations in the Code if White River’s board of directors determines the transfer restrictions are no longer necessary for the preservation of the tax benefits; and

▪	the beginning of a taxable year of White River to which White River’s board determines that no tax benefits may be carried forward.

However, White River’s board of directors will have the power to extend the expiration date of the transfer restrictions if it determines in writing that such action is reasonably necessary or desirable to preserve the tax benefits or to accelerate the expiration date if it determines in writing that the continuation of the transfer restrictions is no longer reasonably necessary for the preservation of the tax benefits. This power is vested in White River’s board of directors to ensure that White River retains the power to make, in light of all relevant circumstances, including positions that might be taken by tax authorities and contested by White River, the complex determination whether the tax benefits have been fully used or are otherwise available.

Prohibited Transfers

The transfer restrictions generally prohibit any conveyance, from one person to another, by any means, of legal or beneficial ownership, directly or indirectly, of any class of White River stock including indirect transfers of White River stock, accomplished by transferring interests in other entities that own White River stock, to the extent that the transfer, if effective:

▪
would create a new “public group” of White River. For example, the transfer of stock by an existing 5-percent shareholder to the public would be deemed to result in the creation of a separate, segregated “public group” that would be a new 5-percent shareholder;

▪
would give rise to a “prohibited ownership percentage,” which is defined by reference to complex federal tax laws and regulations, but generally means any direct or indirect ownership that would cause any person, including a “public group” as defined in the NOL carryforward limitations, to be considered a 5-percent shareholder of White River. By way of example, if shareholder A owns 4% of White River’s outstanding shares of common stock, and shareholder B attempted to sell 2% of White River’s outstanding shares to shareholder A, the transfer restrictions would prohibit the sale of approximately 1.1% of the shares out of the 2% attempted to be sold; or

▪
would increase the ownership percentage of any person, including a public group that is already a 5-percent shareholder of White River. Therefore, no shareholder will be permitted to sell any shares to 5-percent holders or their affiliates without board approval.

White River will be entitled to require, as a condition to the registration of any transfer of stock, that the proposed transferee furnish to White River all information reasonably requested by it with respect to all the direct and indirect legal or beneficial ownership interest in, or options to acquire, stock of the proposed transferee and its affiliates. White River’s Articles and Code of By-laws provide for specific shareholder ownership disclosure procedures as an additional measure available to White River to protect against prohibited transfers.

Exemptive Power of White River’s Board

White River’s board of directors will have the power to approve any otherwise prohibited transfer, conditionally or unconditionally, if it determines, in its discretion, that a specific proposed transaction will not jeopardize White River’s full use of the tax benefits. In addition, White River’s board of directors will have the power to waive any of the transfer restrictions in any instance where it determines that a waiver would be in the best interests of White River despite the effect of the waiver on the tax benefits. White River’s articles of incorporation will not prohibit transfers occurring as a result of White River’s issuance of shares in the subscription offering.

Consequences of Purported Prohibited Transfer

Unless approved by White River’s board of directors, any attempted transfer in excess of the shares of White River stock that could be transferred without restriction will be void and will not be effective to transfer ownership of such excess shares. Further, the purported acquiror of the excess shares will not be entitled to any rights as a shareholder of White River with respect to the excess shares.

In the case of an attempted transfer that creates a new 5-percent shareholder, increases the ownership of an existing 5-percent shareholder, or causes a person or public group to become a new 5-percent shareholder, White River will have the right to demand that the new 5-percent shareholder or existing 5-percent shareholder, as the case may be, transfer any certificate or other evidence of purported ownership of the prohibited shares within the party’s possession or control, along with any dividends or other distributions received on the prohibited shares from White River, to an agent designated by White River who will be required to sell the prohibited shares in an arm’s-length transaction, in the public market, if possible, but in any event consistent with applicable law. The agent will be required to pay the sale proceeds in excess of the sum of the agent’s expenses plus the purchase price paid by the purported acquiror for the prohibited shares (or the fair market value of the prohibited shares if they were the subject of a gift or inheritance in favor of the purported acquiror), as well as all prohibited distributions, to a tax-exempt charitable organization designated by White River. If the purported acquiror has sold the prohibited shares to an unrelated party in an arm’s-length transaction, the purported acquiror will be deemed to have done so for the agent, who will have the right to allow the purported acquiror to retain a portion of the resale proceeds not exceeding the amount that the agent would have been required to remit to the purported acquiror out of the proceeds of a resale by the agent. Any purported transfer of the prohibited shares by the purported acquiror, other than a transfer that is described in the preceding sentences of this paragraph and that does not itself violate the transfer restrictions, will not be effective to transfer any ownership of the prohibited shares.

In addition to the powers of White River’s board of directors described above, if the board determines that a purported prohibited transfer or other action in violation of the transfer restrictions has occurred or is proposed, it may take such action as it deems advisable to prevent or refuse to give effect to such purported transfer or other action, including refusing to give effect to the purported transfer or other action on White River’s books or instituting injunctive proceedings.

If any person knowingly violates the transfer restrictions or knowingly causes any entity under such person’s control to do so, such person and, if applicable, the controlled entity will be jointly and severally liable to White River in such amount as will put White River in the same financial position, on an after-tax basis, as it would have been had such violation not occurred.

With respect to any conveyance of White River common stock that does not involve a transfer of “securities” of White River within the meaning of the Indiana Business Corporation Law, but that would create a new 5-percent shareholder, increase the ownership of an existing 5-percent shareholder or create a new public group, the following procedure will apply. The person or group will not be required to dispose of any interest that is not a security of White River, but will be deemed to have disposed of, and will be required to dispose of, sufficient shares, simultaneously with the transfer, to cause the person or group not to be in violation of the transfer restrictions. The shares will be disposed of through the agent under the provisions summarized above, with the maximum amount payable to the prohibited party from the proceeds of sale by the agent being the fair market value of the prohibited shares at the time of the prohibited transfer.

Other Powers of White River’s Board

White River’s board of directors has the power:

▪
to accelerate or extend the expiration date of the transfer restrictions, modify the definitions of any terms set forth in White River’s articles of incorporation with respect to the transfer restrictions or conform certain provisions to make them consistent with any future changes in federal tax law, in the event of a change in law or regulation or if it otherwise believes such action is in the best interests of White River, provided White River’s board of directors determines in writing that such action is reasonably necessary or desirable to preserve the tax benefits or that continuation of the transfer restrictions is no longer reasonably necessary for the preservation of the tax benefits;

▪
to adopt by-laws, regulations and procedures, not inconsistent with the transfer restrictions, for purposes of determining whether any acquisition of White River common stock would jeopardize the ability of White River to preserve and use the tax benefits and for the orderly application, administration and implementation of the transfer restrictions; and

▪
to administer, interpret and make calculations under the transfer restrictions, which power it may delegate in whole or in part to a committee of White River’s board of directors, and which actions shall be final and binding on all parties if made in good faith.

Disclosure Procedures

The following is a summary of the shareholder disclosure and ownership procedures adopted by White River’s board of directors and set forth in Article III, Section 14 of White River’s Code of By-laws, in accordance with authority and direction granted in Section 6.08 of White River’s Articles of Incorporation. The following is a summary and does not completely restate the provisions of Article III, Section 14 of the Code of By-laws. You should read Article III, Section 14 of the Code of By-laws in its entirety.

The shareholder disclosure and ownership procedures have the following purposes:

▪	to preserve important characteristics of White River for federal income tax purposes and, in particular, the NOLs;

▪	to protect White River and its shareholders against undisclosed efforts to assume or influence control of White River, its operations and policies; and

▪	to facilitate communication among White River and its shareholders.

The disclosure and ownership procedures apply to all holders and beneficial owners of White River’s outstanding shares of common stock. “Beneficial owner” generally refers to a person to whom the economic value of the shares of common stock ultimately inures and who has the power directly or indirectly to dispose of the shares of common stock.

From the date shares of common stock were first issued by White River until December 31, 2015, every beneficial owner of more than 4.5% of the outstanding shares of common stock within thirty (30) days after the end of each fiscal quarter, shall give written notice to White River stating the name and address of such owner, the number of shares beneficially owned and a description of the manner in which such shares are held. In addition, each such beneficial owner must provide additional ownership information reasonably requested by White River in order to determine the effect, if any, of such beneficial ownership on White River’s federal income tax characteristics (including ownership changes that have occurred or may occur for purposes of Section 382 of the Code), or on control of White River’s outstanding shares, or to ensure compliance with the Code of By-laws.

The disclosure procedures also require each person who is a beneficial owner of shares and, to the extent permitted by law, each person (including the shareholder of record) holding shares for a beneficial owner or as nominee to provide or confirm to White River such information relating to a beneficial owner’s present and past beneficial ownership of shares or changes in that ownership to the extent the information is in the person’s possession or can be acquired without unreasonable expense. White River may request this information, in good faith, in order to determine the effect, if any, on White River’s federal income tax characteristics (including ownership changes that have occurred or may occur for purposes of Section 382 of the Code) or on control of White River’s outstanding shares, or to determine compliance with requirements of any taxing authority or governmental authority, or to determine compliance with White River’s Articles of Incorporation or Code of By-laws.

The procedures do not require information to be reported that a beneficial owner has previously reported to White River or that has been previously reported on the beneficial owner’s behalf. If there has been no change in information previously reported, a person does not need to report it again unless White River requests confirmation. The procedures also will not require the disclosure of the names of the beneficial owners of a private trust created in good faith and not for the purpose of circumventing the White River Articles of Incorporation or Code of By-laws.

Disclosure Compliance

To ensure compliance with the disclosure procedures, the following sanctions are available to White River:

Distributions Withheld. White River shall withhold payment of any dividend or distribution otherwise payable in respect of shares (or property or securities into which such shares may be converted or for which they may be exchanged in a merger or share exchange transaction) if the beneficial owner of the shares has failed, or White River reasonably believes it has failed, to comply with these disclosure procedures. Such distributions or property shall be payable only at such time as the subject beneficial owner has complied with the disclosure procedures. However, if the distribution is to be made with respect to subscription rights or similar time-sensitive rights that required action or exercise by the beneficial owner before a time that has passed or elapsed, such rights shall be deemed expired and the beneficial owner shall be deemed to have elected to forfeit such rights.

Vote Disregarded. White River shall disregard the affirmative vote on any action by shareholders on any matter, whether at a meeting or by written consent, purported to be cast in respect of shares if the holder or beneficial owner of the shares has failed, or White River reasonably believes it has failed, to comply with these disclosure procedures, unless such vote is cast in a manner consistent with a recommendation of the board of directors in respect of such matter. These shares will still be counted, however, in determining the presence of a quorum if the shares are represented in person or by proxy at a meeting of shareholders.

Remedial Transfer. If a beneficial owner fails to comply with the disclosure procedures, and White River delivers a compliance demand notice to the nominee or holder of record of the shares, then at or before the close of business on the date ten (10) business days following delivery of the notice, the nominee or holder of record shall effect the disposition of beneficial ownership by the non-compliant beneficial owner of the shares and deliver a “Disposition Certificate” to White River. The Disposition Certificate certifies to White River that the interest of the non-compliant beneficial owner has been effectively transferred and that everything required to be disclosed has been disclosed. If the disposition of shares is not effected or a Disposition Certificate is not timely delivered, then White River may require the nominee or record holder of such shares to whom the compliance demand notice was delivered to effect a remedial transfer whereby the affected shares would be sold by an independent agent.

Additional Remedies. The board of directors of White River is also authorized to take any other action it deems necessary or advisable to protect White River and the interests of its shareholders, including actions to protect and preserve White River’s status under Section 382 of the Code. This action may include a decision to exclude any shareholder the board reasonably believes has failed to comply with the disclosure procedures from any offering of White River securities that is otherwise made available to shareholders.

Anti-Takeover Effect of Transfer Restrictions and Disclosure Procedures

The transfer restrictions:

▪	may have the effect of impeding the attempt of a person or entity to acquire a significant or controlling interest in White River;

▪	may render it more difficult to effect a merger or similar transaction even if such transaction is favored by a majority of the independent shareholders of White River; and

▪	may serve to entrench management.

In addition to the transfer restrictions and disclosure procedures, White River will be subject to certain other provisions of White River’s articles of incorporation, to which we are currently subject, that may have the effect of discouraging a takeover or similar transaction, including the authority, vested in White River’s board of directors, to issue up to three million shares of preferred stock and to fix the preferences and rights thereof.

The purpose of the transfer restrictions and disclosure procedures is to help preserve the tax benefits rather than to have an anti-takeover effect, which is an incidental result.

ITEM 6.   SELECTED FINANCIAL DATA

The following table summarized selected financial information. For additional information refer to the audited consolidated financial statements and notes thereto in Item 8., Financial Statements and Supplementary Data.

	For The Years Ended December 31,				Six Months Ended	Year Ended
For The Years Ended December 31,	2005	2004	2003	2002	December 31, 2001	June 30, 2001

Total interest income	$37,333	$14,013	$15,716	$54,704	$20,552	$72,413

Interest expense	(15,204)	(13,108)	(15,171)	(20,555)	(8,790)	(33,794)

Net interest margin	22,129	905	545	34,149	11,762	38,619

Recovery (provision) for estimated credit losses	1,465	(11,025)	(874)	(6,725)	(2,466)	(3,240)

Net interest margin (deficiency) after provision for estimated credit losses	23,594	(10,120)	(329)	27,424	9,296	35,379

Total other revenues, net	1,767	7,419	66,999	33,206	27,212	58,688

Total other expenses (a)	8,851	4,561	60,996	250,810	72,893	85,750

Net income (loss)	$16,510	$(7,262)	$5,674	$(183,433)	$(23,152)	$4,195

Basic earnings per share	$11.08	$(23.41)	$18.29	$(591.97)	$(74.89)	$29.69

Diluted earnings per share	$11.02	$(23.41)	$18.29	$(591.97)	$(74.89)	$29.69

Diluted weighted average shares	1,498,549	310,191	310,191	309,869	309,157	141,278

	December 31,
	2005	2004	2003	2002	2001

Securitized finance receivables, net	$109,506	$115,165	$93,089	$-	$-

Finance receivables, net	70,784	-	-	-	-

Receivables held for sale, net (a)	269	499	805	303,423	176,511

Retained interest / Beneficial interest in Master Trust	13,968	3,677	4,619	37,243	198,251

Total assets	266,994	150,930	130,093	426,630	437,156

Collateralized financings	122,293	132,257	102,234	-	-

Line of Credit	51,500	-	-	-	-

Secured note payable	15,000	-	-	-	-

Subordinated debentures	7,700	-	-	-	-

Note payable - Coastal Credit purchase holdback	3,840	-	-	-	-

Creditor notes payable	1,461	11,445	17,087	-	-

Notes payable (a)	-	-	-	294,780	100,300

Term debt(a)	-	-	-	100,330	133,000

Total liabilities	213,633	159,232	133,076	437,320	262,456

Shareholder's equity (deficit)	53,361	(8,302)	(2,983)	(10,690)	174,700

(a) As discussed in Item 1. Business, UAC filed for bankruptcy protection on October 31, 2002.From November 2002 through August 2003, UAC took several steps with the approval of the bankruptcy court: i. UAC sold a majority of the receivables held for sale and used the proceeds to pay in full the notes payable, secured by such receivables, ii. UAC discontinued originating loans and sold its servicing platform thus reducing operating expenses, and iii. the UAC bankruptcy plan of reorganization was approved and the UAC liabilities were converted to creditor notes payable.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

White River is an Indiana corporation incorporated on December 30, 2004, for the purpose of acting as a holding company and effecting a recapitalization transaction proposed by the board of directors of UAC

On August 9, 2005, the share exchange between White River and UAC became effective upon the filing of Articles of Share Exchange with the State of Indiana. The outstanding shares of common stock of UAC were exchanged for shares of common stock of White River, at an exchange rate of one share of White River common stock for 100 shares of UAC common stock. White River exchanged 310,155 shares of its common stock for the outstanding shares of UAC. On August 31, 2005, White River completed the acquisition of 100% of the ownership interest in Coastal Credit with an aggregate purchase price of $50.8 million, including direct costs of acquisition. $45.0 million was paid at closing and $3.8 million, net of a $1.2 million receivable from the previous owners, was held back (subject to offsetting adjustments) until March 31, 2006 and payable with interest at the rate of 10% per annum. Upon completion of these transactions, White River became the parent holding company of UAC and Coastal Credit.

On August 31, 2005, White River completed a $35 million subscription offering. In this offering, White River issued 3,500,000 shares of common stock at the subscription price of $10.00 per share. The net proceeds of this subscription offering were used to acquire Coastal Credit, to repay the secured bridge note payable to Castle Creek, to pay transaction costs, and for ongoing operations.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. White River believes that the following represents the material critical accounting policies used in the preparation of its consolidated financial statements. Actual results could differ significantly from estimates.

Net Assets of Collateralized Financings

UAC Securitization Corporation has purchased receivables from off-balance sheet securitizations that were eligible for clean-up calls. These receivables were re-securitized through non-recourse collateralized financing issuances. The associated future cash flows from these receivables are subject to the same Master Trust Account provisions as the securitizations called.

To finance the securitized receivable acquisitions, collateralized financings are used, secured by the respective portfolios of the acquired receivables and related restricted cash accounts. Timely payments of principal and interest on the non-recourse collateralized financings are insured by surety policies. Such obligations are also cross-collateralized through the Master Trust Agreement. Net interest cash flows in excess of expense are payable to the Master Trust Account and expensed as charge to Master Trust, net.

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

Income Recognition - Finance Receivables

Finance charge income is recognized for financial reporting purposes using the interest method. Initial fees earned on add-on products such as collateral protection insurance, credit life insurance, road service plans and warranty products are recorded in income using the interest method. Late charges and deferment charges on contracts are recorded in income as collected. Cash received from loans that have previously been charged off is applied directly to the allowance for loan losses in the consolidated balance sheets. Discounts and fees, which consist primarily of non-refundable dealer acquisition discounts, are deferred and amortized over the term of the related finance receivables using the interest method and are removed from the balance sheet when the related finance receivables are charged off or paid in full.

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

The allowance for loan losses is established systematically by management based on the determination of the amount of probable credit losses inherent in the finance receivables as of the reporting date. Coastal Credit reviews charge off experience factors, delinquency reports, historical collection rates and other information in order to make the necessary judgments as to probable credit losses inherent in the portfolio as of the reporting date. Assumptions regarding probable credit losses are reviewed quarterly and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumptions increase, there could be an increase in the amount of allowance for loan losses required, which could decrease the net carrying value of finance receivables and increase the provision for loan losses recorded on the consolidated statements of operations. Coastal Credit believes that the existing allowance for loan losses is sufficient to absorb all probable finance receivable losses.

Charge off Policy - Finance Receivables

The policy is to charge off finance receivables against the allowance for loan losses in the month in which the installment contract becomes 60 days delinquent under recency terms and 180 days delinquent under contractual terms, if the vehicle has not been repossessed. If the vehicle has been repossessed, the receivable is charged off in the month the repossessed automobile is disposed of at public auction unless cash collections on the receivable are foreseeable in the near future. Receivables that are deemed uncollectible prior to the maximum charge off period are charged off immediately.

If contact is not made with a delinquent borrower or if the borrower is unable to make acceptable payment arrangements, a repossession firm repossesses the vehicle and delivers it to a secure location specified by Coastal Credit. As required by applicable state law, Coastal Credit notifies the borrower by certified letter that the vehicle has been repossessed and that, to regain the vehicle, he or she must make arrangements satisfactory to Coastal Credit and pay the amount owed under the contract within the statutory redemption period allowed by the applicable state law after delivery of the letter. If satisfactory arrangements for return of the vehicle are not made within the statutory period, Coastal Credit then sends the title to the vehicle to the applicable state title transfer department, which then registers the vehicle in Coastal Credit’s name. Coastal Credit then sells the vehicle by public auction. On average, approximately 45 days lapse between the times Coastal Credit takes possession of a vehicle and the time it is sold at auction.

All charged off loans are transferred to a Profit and Loss (P&L) Department. The P&L Department attempts to collect the contract until the borrower has paid the contract or all legal remedies have been exhausted. These collections are netted against collection expenses and recorded as other income.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The ultimate realization of the deferred tax asset depends on White River’s ability to generate sufficient taxable income in the future and their ability to not allow an ownership change to occur for tax purposes. The valuation allowance has been determined pursuant to the provisions of FASB Statement No. 109, Accounting for Income Taxes, including White River’s estimation of future taxable income, and reduces the total deferred tax asset to an amount that will more likely than not be realized (see Note 14).

On August 31, 2005, White River acquired Coastal Credit, an established, profitable operating business within UAC’s historical line of business. With this acquisition, it is now likely that at least a portion of the deferred tax assts will be realized by White River. As part of the acquisition purchase accounting, the taxable income of Coastal Credit was estimated and partially offset by the taxable loss of UAC and corporate expenses of White River for remainder of tax year 2005 and the following five years. The results of these estimates were a reduction in the valuation allowance of $4.7 million at August 31, 2005. This adjustment to the valuation allowance was offset by a reduction to goodwill as part of the purchase of Coastal Credit.

In the future, White River will annually review the valuation allowance based on the estimated taxable income for the next five years and will make adjustments as required. These future adjustments will be recorded as income tax expense (benefit).

Results of Operations

Executive Summary

As a result of the Share Exchange, management’s discussion and analysis of results of operations include results of UAC and White River as though they always coexisted. With the acquisition of Coastal Credit on August 31, 2005, results of operations include results of Coastal Credit for the four months ended December 31, 2005.

The Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Net income was $16.5 million, or $11.02 per diluted share, for the year ended December 31, 2005, compared to net loss of $(7.3) million, or $(23.41) per diluted share, for the year ended December 31, 2004. The improvement from the prior year is primarily due to the following:

▪	an increase in accretion income from beneficial interest in Master Trust,

▪
elimination of a substantial portion of the accretion and interest expense from creditor notes payable resulting from the purchase by White River of general unsecured claims and Subordinated Notes of UAC,

▪	the acquisition of Coastal Credit on August 31, 2005 contributed $2.4 million,

▪	a one time gain of $11.4 million from extinguishment of debt related to the purchase by White River of general unsecured claims and Subordinated Notes of UAC.

The Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Net loss was $(7.3) million, or $(23.41) per diluted share, for the year ended December 31, 2004, compared to net income of $5.7 million, or $18.29 per diluted share, for the year ended December 31, 2003. The decrease to a net loss from the net income of the prior year is primarily due to the change in operations and other activity related to the bankruptcy filing of UAC on October 31, 2002. These changes resulted in the elimination of servicing fee income and one time gains on fair valuation of creditor liabilities and sale of servicer platform and equipment-net during 2003. This income was partially offset by the one time impairment of retained interest/beneficial interest in Master Trust during 2003, bankruptcy cost reduction during 2004 as compared to 2003 related to the bankruptcy plan confirmation during 2003 and reduction of operating expenses related to the elimination of servicing activities during 2003. In addition, the provision for estimated credit losses was $11.0 million for the year ended December 31, 2004 compared to $0.9 million for the year ended December 31, 2003.

Discussion of Results

The following table presents consolidated financial information for White River for the periods indicated:

	Years Ended December 31,
	2005	2004	2003
INTEREST:
Interest on receivables	$28,803	$12,985	$9,799
Accretion and other interest	8,530	1,028	5,917

Total interest income	37,333	14,013	15,716

Interest expense	(15,204)	(13,108)	(15,171)

Net interest margin	22,129	905	545

Recovery (provision) for estimated credit losses	1,465	(11,025)	(874)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	23,594	(10,120)	(329)

OTHER REVENUES:
Servicing fee income	-	-	5,355
Credit (charge) to Master Trust—net	(10,253)	4,485	(178)
Gain from extinguishment of debt	11,352	-	-
Gain on fair valuation of creditor liabilities	-	-	51,604
Gain on sale of servicing platform and equipment—net	-	-	6,582
Other income	668	2,934	3,636

Total other revenues, net	1,767	7,419	66,999

OTHER EXPENSES:
Salaries and benefits	2,462	434	4,260
Operating expenses	2,770	1,126	7,768
Third party servicing expense	3,323	2,344	637
Impairment of retained interest/beneficial interest in Master Trust	-	-	39,154
Valuation loss on receivables held for sale—net	-	-	280
Bankruptcy costs	296	657	8,897

Total other expenses	8,851	4,561	60,996

INCOME (LOSS) BEFORE INCOME TAXES	16,510	(7,262)	5,674

INCOME TAXES	-	-	-

NET INCOME (LOSS)	$16,510	$(7,262)	$5,674

The Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004 - Consolidated

Interest on receivables increased 121.8% to $28.8 million compared to $13.0 million for the years ended December 31, 2005 and 2004, respectively. UAC contributed $7.0 million to the increase due to a larger average securitized finance receivable balance of $143.5 million during the year ended December 31, 2005 as compared to $96.9 million during the year ended December 31, 2004 from the repurchase of securitization receivables that occurred after December 31, 2004. Since the acquisition of Coastal Credit on August 31, 2005, Coastal Credit contributed $8.8 million to the increase.

Accretion and other interest increased 729.8% to $8.5 million compared to $1.0 million for the years ended December 31, 2005 and 2004, respectively. UAC contributed $7.5 million to this increase from an increase in accretion income of the beneficial interest in Master Trust. The fair value of beneficial interest in Master Trust has increased between the periods primarily as a result of reductions in estimated securitized finance receivable net losses. As an increase in the fair value of beneficial interest in Master Trust is recorded, an adjustment is recorded to increase accumulated other comprehensive income in the shareholders’ equity section of the consolidated balance sheet. The accumulated other comprehensive income is accreted over time as interest income resulting in an increase in accretion income.

Interest expense increased 16.0% to $15.2 million compared to $13.1 million for the years ended December 31, 2005 and 2004, respectively. UAC interest expense decreased by $0.2 million due to the decrease in interest expense and accretion expense from the UAC creditor notes payable purchased by White River which was partially offset by the increase in the average collateralized financings of $152.8 million during the year ended December 31, 2005 compared to $106.5 million during the same period ended December 31, 2004. The UAC interest expense decrease offset the interest expense from Coastal Credit and Corporate and Other. Since the acquisition of Coastal Credit on August 31, 2005, Coastal Credit interest expense was $1.5 million. Interest expense of Corporate and Other was $0.7 million which is primarily related to the secured note payable.

Recovery (provision) for estimated credit losses was a recovery of $1.5 million compared to a provision of $(11.0) million for the years ended December 31, 2005 and 2004, respectively. UAC contributed $14.1 million to the recovery from estimated credit losses due to the improved performance of the securitized finance receivable portfolio during 2005 and the reduction of the allowance for credit losses from reduced securitized receivable balances at December 31, 2005 and the change in the assumptions used to estimate the allowance. This recovery was partially offset by $1.6 million provision at Coastal Credit for the four months ended December 31, 2005.

The credit (charge) to Master Trust, net was a $(10.3) million charge for the year ended December 31, 2005 compared to a $4.5 million credit for the year ended December 31, 2004. Charge to Master Trust is expense related to future transfers of funds to the Master Trust from securitized finance receivables of UAC. As additional securitized finance receivables were purchased and the projected losses of UAC’s securitized finance receivables decreased during 2005, interest income increased, and thus the amounts related to future transfers of funds to the Master Trust increased, resulting in an increase in the charge to Master Trust. UAC is the only segment that reports this activity.

Gain from extinguishment of debt was $11.4 million for the year ended December 31, 2005. This gain is related to the purchase by White River of a portion of UAC’s general unsecured claims and Subordinated Notes during 2005. No such activity occurred during 2004.

Other income was $0.7 million compared to $2.9 million for the years ended December 31, 2005 and 2004, respectively. UAC contributed $2.2 million to this decrease from a decline in refunds of dealer rebates from charged-off and prepaid finance contracts and amounts collected on previously charged-off balances net of expenses.

Salaries and benefits increased to $2.5 million for the year ended December 31, 2005 compared to $0.4 million for the year ended December 31, 2004. There was no significant change in salaries and benefits for UAC during these periods. Since the acquisition of Coastal Credit on August 31, 2005, Coastal Credit contributed $2.1 million to the increase. Corporate and Other contributed $0.1 million to the increase in salaries and benefits.

Operating expenses increased to $2.8 million for the year ended December 31, 2005 compared to $1.1 million for the year ended December 31, 2004. UAC operating expenses decreased $0.2 million between these periods. Since the acquisition of Coastal Credit on August 31, 2005, Coastal Credit contributed $1.1 million to the increase in operating expense. Corporate and Other contributed $0.7 million to the increase in operating expense between these periods. These Corporate and Other expenses were primarily professional fees.

Third party servicing expenses increased 41.8% to $3.3 million for the year ended December 31, 2005 compared to $2.3 million for the year ended December 31, 2004. UAC is the only segment that incurs this expense. This increase is the result of additional receivables repurchased by UAC from off-balance sheet securitizations during 2004 and 2005. UAC pays a monthly servicing fee per active receivable. As the number of receivables increased from each repurchase of receivables from off-balance sheet securitizations, the third party servicing expense increased.

Bankruptcy costs are professional fees and expenses associated with the bankruptcy proceedings of UAC. These costs were $0.3 million and $0.7 million for the years ended December 31, 2005 and 2004, respectively. UAC is the only segment that incurs these costs which were for the purpose of assisting the reorganized company in complying with its bankruptcy plan.

Any income tax provision (benefit) in the year was offset by an increase (decrease) in the valuation allowance against deferred tax assets.

As of December 31, 2005, White River had net operating loss carryforwards for income tax purposes of $112.8 million. Net operating losses may be carried forward up to 20 years for federal income tax purposes. White River’s earliest net operating losses available for carryforward were generated in the tax year ended June 30, 2003, and will expire if not used prior to the tax year ending December 31, 2022. White River changed its tax year to December 31 during 2005. With the acquisition of Coastal Credit on August 31, 2005, White River has a historically profitable subsidiary that will enable White River to recognize a portion of the net operating loss (“NOL”) carryforwards.

The availability of these tax benefits would be jeopardized if an ownership change (as defined in IRS regulations governing NOL carryforward limitations) were to occur in the future with respect to White River. In general, an ownership change occurs when, as of any testing date, the aggregate of the increase in percentage points of the total amount of a corporation's stock owned by each 5-percent shareholder within the meaning of the NOL carryforward limitations whose percentage ownership of the stock has increased as of such date over the lowest percentage of the stock owned by each such 5-percent shareholder at any time during the three-year period preceding such date, is more than 50 percentage points. In general, persons who own 5% or more of a corporation's stock are 5-percent shareholders, and all other persons who own less than 5% of a corporation's stock are treated together, as a single, public group 5-percent shareholder, regardless of whether they own an aggregate of 5% of a corporation's stock. Calculating whether an ownership change has occurred is subject to inherent uncertainty. This uncertainty results from the complexity and ambiguity of the NOL carryforward limitations as well as the limitations on the knowledge of a publicly-traded corporation concerning the ownership of, and transactions in, its securities.  White River is not aware of any facts indicating that an ownership change has occurred with respect to White River.

The Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003 - Consolidated

Interest on receivables increased 32.5% to $13.0 million compared to $9.8 million for the years ended December 31, 2004 and 2003, respectively. The increase was due to a larger average securitized finance receivable balance of $96.9 million during the year ended December 31, 2004 compared $34.3 million during the year ended December 31, 2003 from the repurchase of securitization receivables that occurred after December 31, 2003. This increase was partially offset by the reduction of interest on receivables related to the UAC held for sale loans which were sold during 2003 as part of the bankruptcy process.

Accretion and other interest decreased to $1.0 million compared to $5.9 million for the years ended December 31, 2004 and 2003, respectively. The decrease was from a decrease in accretion income of the retained interest/beneficial interest in Master Trust. The fair value of beneficial interest in Master Trust had decreased between the periods primarily as a result of increase in estimated securitized finance receivable net losses. As a result, an impairment of retained interest/beneficial interest in Master Trust was recorded during 2003. Due to this impairment, future accretion of the retained interest was also reduced.

Interest expense decreased 13.6% to $13.1 million compared to $15.2 million for the years ended December 31, 2004 and 2003, respectively. The UAC decrease is primarily due to the repayment in full of the warehouse facility and reduction of creditor notes payable during 2003 partially offset by the increase in interest expense related to increased collateralized financings during 2004.

Provision for estimated credit losses increased to $11.0 million compared to $0.9 million for the years ended December 31, 2004 and 2003, respectively. The increase in provision for estimated credit losses was due to the increase in the receivables repurchased by UAC during 2004.

Servicing fee income was $5.4 million for the year ended December 31, 2003. Until April 2003, UAC received base servicing fees and related ancillary fees such as late fees for the servicing of retail automobile installment sales contracts which had been securitized. Effective April 17, 2003, in connection with the sale of its servicing business and related assets, UAC no longer received this servicing income or the ancillary fees.

The credit (charge) to Master Trust, net was a $4.5 million credit for the year ended December 31, 2004 compared to a $(0.2) million charge for the year ended December 31, 2003. Charge to Master Trust is expense related to future transfers of funds to the Master Trust from securitized finance receivables of UAC. As additional securitized finance receivables were purchased during 2004, provision for estimated losses exceeded interest income thus the amounts related to future transfers of funds to the Master Trust decreased resulting in a credit to Master Trust. UAC is the only segment that reports this activity.

UAC recorded a one time gain on fair valuation of creditor liabilities of $51.6 million during 2003. Under SOP 90-7, paragraph 41 specifies that entities emerging from Chapter 11 (that do not meet the criteria to qualify for fresh-start accounting) should state liabilities at the “present value of amounts to be paid, determined at appropriate current interest rates.” Based on this present value calculation, UAC recognized the gain on fair valuation of creditor liabilities.

UAC recorded a one time gain on sale of servicing platform and equipment, net of $6.6 million during 2003. Effective April 17, 2003, UAC, with the Court’s approval, sold its servicing platform and related assets to SST for approximately $8.1 million, which resulted in the net gain.

Other income was $2.9 million compared to $3.6 million for the years ended December 31, 2004 and 2003, respectively. This decline is a result of the sale of receivables during 2003 resulting in a reduction of monies collected on previously charged-off loans.

Salaries and benefits decreased to $0.4 million for the year ended December 31, 2004 compared to $4.3 million for the year ended December 31, 2003. Salaries and benefits of UAC decreased due to the sale of the servicing platform to SST effective April 17, 2003.

Operating expenses decreased to $1.1 million compared to $7.8 million for the years ended December 31, 2004 and 2003, respectively. This reduction was primarily a result of the sale of the servicing platform to SST during 2003 thus eliminating most of the operating expenses of UAC.

Third party servicing expenses increased to $2.3 million for the year ended December 31, 2004 compared to $0.6 million for the year ended December 31, 2003. This increase is the result of UAC’s sale of its servicing platform in April 2003 and additional receivables repurchased by UAC from off-balance sheet securitizations during 2004. UAC pays a monthly servicing fee per active receivable. As the number of receivables increased from each repurchase of receivables from off-balance sheet securitizations, the third party servicing expense recorded on the operating statement increased.

UAC recorded a one time impairment of retained interest/beneficial interest in Master Trust of $39.2 million during 2003. The fair value of retained interest/beneficial interest in Master Trust had decreased during 2003 primarily as a result of reductions in estimated securitized finance receivable net losses. As a decrease in the fair value of retained interest/beneficial interest in Master Trust is recorded, an impairment is recorded. See “Discussion of Forward-Looking Statements.”

Bankruptcy costs are professional fees and expenses associated with the bankruptcy proceedings of UAC. These costs were $0.7 million compared to $8.9 million for the years ended December 31, 2004 and 2003, respectively. These costs were significantly reduced after the UAC bankruptcy plan was confirmed on August 8, 2003. UAC continues to record bankruptcy costs related to professional fees in connection with the bankruptcy plan.

Any income tax provision (benefit) was offset by an increase (decrease) in the valuation allowance against deferred tax assets.

Discussion of Results of Operations of UAC

The following table presents consolidated financial information for UAC for the periods indicated:

	Years Ended December 31,
	2005	2004	2003
INTEREST:
Interest on receivables	$19,993	$12,985	$9,799
Accretion and other interest	8,512	1,028	5,917

Total interest income	28,505	14,013	15,716

Interest expense	(12,939)	(13,108)	(15,171)

Net interest margin	15,566	905	545

Recovery (provision) for estimated credit losses	3,078	(11,025)	(874)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	18,644	(10,120)	(329)

OTHER REVENUES:
Servicing fee income	-	-	5,355
Credit (charge) to Master Trust—net	(10,253)	4,485	(178)
Gain from extinguishment of debt	11,352
Gain on fair valuation of creditor liabilities	-	-	51,604
Gain on sale of servicing platform and equipment—net	-	-	6,582
Other income	740	2,934	3,636

Total other revenues, net	1,839	7,419	66,999

OTHER EXPENSES:
Salaries and benefits	353	434	4,260
Operating expenses	917	1,126	7,768
Third party servicing expense	3,323	2,344	637
Impairment of retained interest/beneficial interest in Master Trust	-	-	39,154
Valuation loss on receivables held for sale—net	-	-	280
Bankruptcy costs	296	657	8,897

Total other expenses	4,889	4,561	60,996

INCOME (LOSS) BEFORE INCOME TAXES	15,594	(7,262)	5,674

INCOME TAXES	-	-	-

NET INCOME (LOSS)	$15,594	$(7,262)	$5,674

The Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004 - UAC

Interest on receivables increased 54.0% to $20.0 million compared to $13.0 million for the years ended December 31, 2005 and 2004, respectively. This increase is attributable to a larger average securitized finance receivable balance of $143.5 million during the year ended December 31, 2005 as compared to $96.9 million during the year ended December 31, 2004 from the repurchase of securitization receivables that occurred after December 31, 2004.

Accretion and other interest increased 728.0% to $8.5 million compared to $1.0 million for the years ended December 31, 2005 and 2004, respectively. This increase is from an increase in accretion income of the beneficial interest in Master Trust. The fair value of beneficial interest in Master Trust has increased between the periods primarily as a result of reductions in estimated securitized finance receivable net losses. As an increase in the fair value of beneficial interest in Master Trust is recorded, an adjustment is recorded as accumulated other comprehensive income in the shareholders’ equity section of the consolidated balance sheet. This accumulated other comprehensive income is accreted over time as interest income resulting in the increase in accretion income. See “Discussion of Forward-Looking Statements.” The individual components of accretion and other interest income are shown in the following table (in thousands):
	Years Ended December 31,
	2005	2004

UAC discount accretion for beneficial interest in Master Trust	$7,696	$757
UAC interest on restricted cash balances	816	271

UAC other interest income	$8,512	$1,028

Interest expense decreased 1.3% to $12.9 million compared to $13.1 million for the years ended December 31, 2005 and 2004, respectively. This decrease in interest expense of $0.2 million is due to the decrease in interest expense and accretion expense from the UAC creditor notes payable that were acquired by White River partially offset by the increase in the average collateralized financings of $152.8 million during the year ended December 31, 2005 compared to $106.5 million during the same period ended December 31, 2004.

Recovery (provision) for estimated credit losses was a recovery of $3.1 million compared to a provision of $(11.0) million for the years ended December 31, 2005 and 2004, respectively. The $14.1 million change in provision for estimated credit losses is due to stronger than projected cash flows from recoveries on defaulted receivables during 2005. Management expects this trend to continue and has made a refinement in the methodology for estimating future losses, effective December 31, 2005, as discussed in Note 6 of Item 8, Financial Statements and Supplementary Data.

The credit (charge) to Master Trust, net was a $(10.3) million charge for the year ended December 31, 2005 compared to a $4.5 million credit for the year ended December 31, 2004. Charge to Master Trust is expense related to future transfers of funds to the Master Trust from securitized finance receivables of UAC. As additional securitized finance receivables were purchased and the projected losses of UAC’s securitized finance receivables decreased during 2005, interest income increased, and thus the amounts related to future transfers of funds to the Master Trust increased, resulting in an increase in the charge to Master Trust.

Gain from extinguishment of debt was $11.4 million for the year ended December 31, 2005. This gain is related to the purchase by White River of a portion of UAC’s general unsecured claims and Subordinated Notes during 2005. No such activity occurred during 2004.

Other income was $0.7 million compared to $2.9 million for the years ended December 31, 2005 and 2004, respectively. This decrease is the result of a decline in refunds of dealer rebate from charged-off and prepaid finance contracts and amounts collected on previously charged-off balances net of expenses.

Salaries and benefits decreased to $353,000 for the year ended December 31, 2005 compared to $434,000 for the year ended December 31, 2004. Staffing levels and costs have been relatively consistent for these periods.

Operating expenses decreased to $0.9 million for the year ended December 31, 2005 compared to $1.1 million for the year ended December 31, 2004. These expenses are primarily the result of professional fees.

Third party servicing expenses increased 41.8% to $3.3 million for the year ended December 31, 2005 compared to $2.3 million for the year ended December 31, 2004. This increase is the result of additional receivables repurchased by UAC from off-balance sheet securitizations during 2004 and 2005. UAC pays a monthly servicing fee per active receivable. As the number of receivables increased from each repurchase of receivables from off-balance sheet securitizations, the third party servicing expense recorded on the operating statement increased.

Bankruptcy costs are professional fees and expenses associated with the bankruptcy proceedings of UAC. These costs were $0.3 million and $0.7 million for the years ended December 31, 2005 and 2004, respectively.

The Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003 - UAC

Interest on receivables increased 32.5% to $13.0 million compared to $9.8 million for the years ended December 31, 2004 and 2003, respectively. The $3.2 million increase was due to a larger average securitized finance receivable balance of $96.9 million during the year ended December 31, 2004 compared $34.3 million during the year ended December 31, 2003 from the repurchase of securitization receivables that occurred after December 31, 2003. This increase was partially offset by the reduction of interest on receivables related to the UAC held for sale loans which were sold during 2003 as part of the bankruptcy process.

Accretion and other interest decreased to $1.0 million compared to $5.9 million for the years ended December 31, 2004 and 2003, respectively. The decrease was a result from a decrease in accretion income of the retained interest/beneficial interest in Master Trust. The fair value of beneficial interest in Master Trust had decreased between the periods primarily as a result of increase in estimated securitized finance receivable net losses. As a result, an impairment of retained interest/beneficial interest in Master Trust was recorded during 2003. Due to this impairment, future accretion of the retained interest was also reduced. See “Discussion of Forward-Looking Statements.” The individual components of accretion and other interest income are shown in the following table (in thousands):

	Years Ended December 31,
	2004	2003

UAC discount accretion for beneficial interest in Master Trust	$757	$4,230
UAC interest on restricted cash balances	271	1,687

UAC other interest income	$1,028	$5,917

Interest expense decreased 13.6% to $13.1 million compared to $15.2 million for the years ended December 31, 2004 and 2003, respectively. The decrease is primarily due to the repayment in full of the warehouse facility during 2003 and principal payments of creditor notes payable during 2004 and 2003 partially offset by the increase in interest expense related to increased collateralized financings during 2004.

Provision for estimated credit losses increased to $11.0 million compared to $0.9 million for the years ended December 31, 2004 and 2003, respectively. The increase in provision for estimated credit losses was due to the increase in securitized finance receivables and the decline in performance of the securitized finance receivable portfolio during 2003 and 2004.

Servicing fee income was $5.4 million for the year ended December 31, 2003. Until April 2003, UAC received base servicing fees and related ancillary fees such as late fees for the servicing of retail automobile installment sales contracts, which had been securitized. Effective April 17, 2003, in connection with the sale of its servicing business and related assets, UAC no longer received this servicing income or the ancillary fees.

The credit (charge) to Master Trust, net was a $4.5 million credit for the year ended December 31, 2004 compared to a $(0.2) million charge for the year ended December 31, 2003. Charge to Master Trust is expense related to future transfers of funds to the Master Trust from securitized finance receivables of UAC. As additional securitized finance receivables were purchased during 2004, provision for estimated losses exceeded interest income thus the amounts related to future transfers of funds to the Master Trust decreased resulting in a credit to Master Trust.

UAC recorded a one time gain on fair valuation of creditor liabilities of $51.6 million during 2003. Under SOP 90-7 entities emerging from Chapter 11 (that do not meet the criteria to qualify for fresh-start accounting) should state liabilities at the “present value of amounts to be paid, determined at appropriate current interest rates.” Based on this present value calculation, UAC recognized the gain on fair valuation of creditor liabilities.

UAC recorded a one time gain on sale of servicer platform and equipment, net of $6.6 million during 2003. Effective April 17, 2003, UAC, with the Court’s approval, sold its servicing platform and related assets to SST for approximately $8.1 million, which resulted in the net gain.

Other income was $2.9 million compared to $3.6 million for the years ended December 31, 2004 and 2003, respectively. This decline is a result of the sale of receivables during 2003 resulting in a reduction of monies collected on previously charged-off loans.

Salaries and benefits decreased to $0.4 million for the year ended December 31, 2004 compared to $4.3 million for the year ended December 31, 2003. Salaries and benefits of UAC decreased due to the sale of the servicing platform to SST effective April 17, 2003. SST retained substantially all of UAC’s remaining employees and continued operations at UAC’s existing facility in Indianapolis through May 28, 2004.

Operating expenses decreased to $1.1 million compared to $7.8 million for the years ended December 31, 2004 and 2003, respectively. This reduction was primarily a result of the sale of the servicing platform to SST during 2003 thus eliminating most of the operating expenses of UAC.

Third party servicing expenses increased to $2.3 million for the year ended December 31, 2004 compared to $0.6 million for the year ended December 31, 2003. This increase is the result of UAC’s sale of its servicing platform in April 2003 and additional receivables repurchased by UAC from off-balance sheet securitizations during 2004. UAC pays a monthly servicing fee per active receivable. As the number of receivables increased from each repurchase of receivables from off-balance sheet securitizations, the third party servicing expense recorded on the operating statement increased.

UAC recorded a one time impairment of retained interest/beneficial interest in Master Trust of $39.2 million during 2003. The fair value of retained interest/beneficial interest in Master Trust had decreased during 2003 primarily as a result of reductions in estimated securitized finance receivable net losses. As a decrease in the fair value of retained interest/beneficial interest in Master Trust is recorded, impairment is recorded. See “Discussion of Forward-Looking Statements.”

Bankruptcy costs are professional fees and expenses associated with the bankruptcy proceedings of UAC. These costs were $0.7 million compared to $8.9 million for the years ended December 31, 2004 and 2003, respectively. These costs were significantly reduced after the UAC bankruptcy plan was confirmed on August 8, 2003. UAC continues to record bankruptcy costs related to professional fees in connections with bankruptcy plan.

Discussion of Results of Operations of Coastal Credit

The following table presents financial information for Coastal Credit for the period indicated:

Four Months Ended December 31,
2005
INTEREST:
Interest on receivables	$8,810

Interest expense	(1,545)

Net interest margin	7,265

Provision for estimated credit losses	(1,613)

Net interest margin after provision for estimated credit losses	5,652

OTHER REVENUES:
Other income	(85)

Total other revenues (charges), net	(85)

OTHER EXPENSES:
Salaries and benefits	2,056
Operating expenses	1,147

Total other expenses	3,203

INCOME BEFORE INCOME TAXES	2,364

INCOME TAXES	-

NET INCOME	$2,364

Four Months Ended December 31, 2005 - Coastal Credit

Net income at Coastal Credit was $2.4 million for the four months ended December 31, 2005.

Interest on receivables was $8.8 million for the four months ended December 31, 2005. This was attributable to an average finance receivable, net balance of $69.5 million. In addition, Coastal Credit acquires contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. Accordingly, dealer acquisition discounts and fees reduce the carrying value of finance receivables and are accreted as an adjustment to yield over the life of the loans.

Interest expense was $1.5 million for the four months ended December 31, 2005. This was attributable to an average line of credit balance and subordinated debentures of $52.4 million and $7.9 million, respectively, for the four months ended December 31, 2005.

Provision for estimated credit losses is charged to income to bring Coastal Credit’s allowance for estimated credit losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for estimated credit losses was $1.6 million for the four months ended December 31, 2005.

Discussion of Results of Operations of Corporate and Other

The following table presents financial information for Corporate and Other for the period indicated:

Year Ended December 31,
2005
INTEREST:
Interest on receivables	$-
Accretion and other interest	18

Total interest income	18

Interest expense	(720)

Net interest margin	(702)

Provision for estimated credit losses	-

Net interest margin (deficiency) after provision for estimated credit losses	(702)

OTHER REVENUES:

Total other revenues, net	13

OTHER EXPENSES:
Salaries and benefits	53
Operating expenses	706

Total other expenses	759

LOSS BEFORE INCOME TAXES	(1,448)

INCOME TAXES	-

NET LOSS	$(1,448)

The Year Ended December, 2005 - Corporate and Other

Accretion and other interest was $18,000 for the year ended December 31, 2005. This amount represents interest income related to interest bearing cash accounts.

Interest expense was $720,000 for the year ended December 31, 2005. This interest is primarily related to the secured note payable and notes payable-Coastal Credit purchase holdback.

Total other expenses were $759,000 for the year ended December 31, 2005. This expense is primarily professional fees incurred by the holding company.

Financial Condition as of December 31, 2005 and 2004

Securitized Finance Receivables, Net

Securitized finance receivables, net balance is 8.6% less at December 31, 2005 compared to December 31, 2004. This decrease is attributable to the normal runoff of the portfolio partially offset by the continued repurchasing of receivables from previous off-balance sheet securitizations during 2005.The collateralized financing for securitization 2003-A has been paid in full during the first quarter of 2006. At that time, the 2003-A receivables were released from collateral arrangements and, accordingly, will be recorded in future periods as receivables held for sale, net. Principal balances of securitized finance receivables, net and the off-balance sheet securitization portfolios are summarized in the following table (in thousands):

	December 31, 2005	December 31, 2004

Securitized Finance Receivables (1)
2003-A	$4,167	$27,413
2004-A1	3,795	15,786
2004-A2	4,712	16,668
2004-B	5,356	17,591
2004-C	16,837	48,408
2005-A	19,042	-
2005-B	25,405	-
2005-C	35,717	-
	115,031	125,866

Off-Balance Sheet Securitizations
2000-C	-	51,035
2000-D	-	62,141
2001-A	-	80,696
2001-B	12,743	27,598
2001-C	35,009	70,411
2002-A	34,548	69,373
	82,300	361,254

Total Securitization Portfolios	$197,331	$487,120

(1) On-balance sheet portfolios held by UAC Securitization Corporation for collateralized financings.

Finance Receivables, Net

Finance receivables, net were acquired as part of the acquisition of Coastal Credit on August 31, 2005. Finance receivables, net generally have original terms ranging from 32 to 48 months and are secured by the related vehicles.

A significant number of contracts acquired by Coastal Credit are contracts made with borrowers who are in the United States military. Coastal Credit believes that having in the portfolio a significant percentage of contracts for which the borrowers are United States military personnel contributes to lower payment delinquency and greater collection personnel efficiencies. Coastal Credit requests that all borrowers who are in the military use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower. Delinquency of payments on contracts paid by allotment historically has been less than delinquency of payments on contracts not paid by allotment. As a result, the collection effort associated with the military contracts requires substantially less time, allowing Coastal Credit’s collection staff to focus on an increasing number of non-military contracts.

As of December 31, 2005, Coastal Credit’s finance receivables consisted exclusively of contracts acquired by Coastal Credit without credit recourse to the dealer. Although all the contracts in Coastal Credit’s portfolio were acquired without credit recourse, each dealer remains liable to Coastal Credit for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

Coastal Credit’s policy is to only acquire a contract after the dealer has provided Coastal Credit with the requisite proof that Coastal Credit will have a first priority lien on the financed vehicle, that the borrower has obtained the required collision insurance naming Coastal Credit as loss payee and that the contract has been fully and accurately completed and validly executed. Coastal Credit typically buys contracts on an individual basis and occasionally considers portfolio acquisitions as part of its growth strategy.

Beneficial Interest in Master Trust

Beneficial interest in Master Trust increased to $14.0 million at December 31, 2005 compared to $3.7 million at December 31, 2004. This increase is due to refinements in assumptions used to project the future cash flows from the Master Trust Account, principally a decrease in projected credit losses and partially offset by the receipt of funds from the Master Trust Account. UAC implemented such refinements because net credit losses on the UAC finance receivables underlying the Master Trust interest during 2005 had trended lower than projected under the prior methodology. UAC used a 15% discount rate to value the beneficial interest in Master Trust as of December 31, 2005 and 2004. See Note 6 of Item 8, Financial Statements and Supplementary Data.

UAC continually assesses the adequacy of its beneficial interest in Master Trust cash flow model and, as necessary, adjusts both its cash flow model and the balance of the beneficial interest in Master Trust accordingly. Adjustments to beneficial interest in Master Trust are recorded as accumulated other comprehensive income in the shareholders’ equity section of the consolidated balance sheet and are accreted over time as accretion and other interest. The anticipated amortization period of the accumulated other comprehensive income is based on the estimated cash flows from the Master Trust which is projected to be completed by 2010. Accumulated other comprehensive income was $13.3 million and $1.9 million at December 31, 2005 and 2004, respectively.

Collateralized Financings

Collateralized financings were $122.3 million at December 31, 2005, compared to $132.3 million at December 31, 2004. The decrease was the result of principal payments to note holders that correspond to the principal reduction of securitized finance receivable-net partially offset by additional collateralized financings in 2005.

UAC may continue to call its off-balance sheet securitizations as the opportunity arises where funding and surety arrangements can be established to accomplish such transactions and reduce interest expense. UAC currently does not have a commitment from the surety of the securitizations for additional collateralized financings.

Accrued Interest Payable

Accrued interest payable was $2.1 million at December 31, 2005, compared to $7.1 million at December 31, 2004. The decrease was the result of (i) the extinguishment of debt, for accounting purposes, in accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, when White River purchased a significant portion of UAC’s general unsecured claims and Subordinated Notes and (ii) continued repayment of interest. The decrease in accrued interest payable was partially offset by accrued interest from debt related to the acquisition of Coastal Credit on August 31, 2005. This debt includes the line of credit and subordinated debentures related to Coastal Credit, the secured note payable and the notes payable-Coastal Credit purchase holdback.

Creditor Notes Payable

Creditor notes payable was $1.5 million at December 31, 2005, compared to $11.4 million at December 31, 2004. The decrease was the result of (i) the extinguishment of debt, for accounting purposes, in accordance with SFAS No. 140 when White River purchased a significant portion of UAC’s general unsecured claims and Subordinated Notes and (ii) continued repayment of principal in accordance with the bankruptcy plan partially offset by the accretion of the valuation discount.

Contractual Obligations

The following table represents the estimated future contractual obligations of White River and its subsidiaries (in thousands). The long term debt obligations represent the estimated principal and interest obligations related to collateralized financing, line of credit, secured note payable, subordinated debentures, creditor notes payable and note payable - Coastal Credit purchase holdback. The future obligations for the line of credit assumes the line of credit balance at December 31, 2005 remains constant through the remaining term of the agreement and monthly interest and fees are calculated using this balance for purposes of creating the following table.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Long-term debt obligations
Coastal Credit	$75,986	$4,649	$16,099	$55,238	$-
UAC	129,107	97,188	31,811	107	-
White River	23,298	7,527	9,616	6,154	-
Total long-term debt obligations	228,391	109,365	57,527	61,499	-
Operating lease obligations	842	501	299	42	-

Total	$229,233	$109,866	$57,827	$61,541	$-

Liquidity and Capital Resources for the Years Ended December 31, 2005 and 2004

Net cash used in operating activities was $(0.3) million for the year ended December 31, 2005 compared to net cash provided by operating activities of $9.8 million for the year ended December 31, 2004. The decrease in net cash flows from operating activities was primarily from the payment of UAC creditor note payable accrued interest of $6.4 million and $0.8 million during the years ended December 31, 2005 and 2004, respectively, and net income (loss) activity during the periods.

Net cash used in investing activities was $28.5 million and $36.2 million for the years ended December 31, 2005 and 2004, respectively. Included in the net cash used in investing activities for the year ended December 31, 2005 was $41.8 million related to the acquisition of Coastal Credit, including direct acquisition costs, the purchase and subsequent collection of securitized finance receivables and finance receivables, and to changes in restricted cash.

Net cash provided by financing activities was $31.9 million and $21.5 million for the years ended December 31, 2005 and 2004, respectively. Net cash flows provided by financing activities for the year ended December 31, 2005 primarily resulted from the completion of the $35.0 million subscription offering of White River, the issuance of a $15.0 million secured note payable and net collateralized financing activities during the period. Net cash provided by financing activities for the year ended December 31, 2004 primarily resulted from net proceeds from collateralized financings of $136.7 million partially offset by the principal payment on UAC collateralized financings of $106.6 million and principal payments on UAC creditor notes payable of $8.6 million.

At December 31, 2005, White River and its subsidiaries had cash and cash equivalents of $6.9 million compared to $3.7 million at December 31, 2004. White River and its subsidiaries have ongoing cash flow requirements to support their operations.

Coastal Credit has a revolving credit facility from a lending institution with a maximum borrowing limit of $80.0 million. This facility will increase to $100 million in July 2006. The maturity date is December 31, 2009. As of December 31, 2005, Coastal Credit had $51.5 million of indebtedness outstanding under this facility. The credit facility is secured by substantially all of the assets of Coastal Credit. In addition, White River has provided an unconditional corporate guaranty. Coastal Credit must maintain specified financial ratios within guidelines established by the lender. Interest is paid monthly at a variable rate, based on meeting certain financial criteria. At December 31, 2005, the rate was the London Interbank Offered Rate (“LIBOR”) plus 2.85% (7.14% at December 31, 2005). There is an annual commitment fee of 1/8 of 1% on the average daily unused commitment. In the event of a significant pay down or an earlier retirement of the revolver commitment, Coastal Credit would sustain certain prepayment penalties. This facility limits distributions Coastal Credit may make to White River to 50% of Coastal Credit’s net income in addition to permitted payments on subordinated debt (including Whiter River debt guaranteed by Coastal Credit.)

Coastal Credit has $7.7 million in subordinated debentures outstanding at December 31, 2005. Interest on the notes is payable quarterly at a fixed rate of interest of 12% per annum. At December 31, 2005, approximately 73% the holders of subordinated debentures were related parties. All of the subordinated debt matures in 2007 and is subordinated to the line of credit and White River’s secured note payable.

UAC’s sources of liquidity are limited and consist of cash on hand, escrowed cash for operations, funds from consolidated operations and distributions from the Master Trust. UAC's beneficial interest in Master Trust reflected on the balance sheet reflects the discounted value of projected cash flows that UAC expects to receive from its outstanding securitizations and non-recourse financings of its portfolios of auto finance receivables.  White River, as owner of the substantial majority of UAC's notes and claims outstanding under the Plan of Reorganization, will become entitled to distribution of the substantial majority of these cash flows as they are realized by UAC.  However, the realization of such projected cash flows is dependent upon the performance of the underlying auto receivable portfolios and the effective servicing of such receivables.  In particular, if gross defaults, recoveries on defaulted receivables or prepayments on such receivables are less favorable than the rates projected by management, UAC's realization of such cash flows will be reduced or delayed relative to such projections.  Such reduction may be material.

White River, as the parent company, has $3.8 million, net of a $1.2 million receivable from the previous owners, payable related to the acquisition of Coastal Credit. Interest on this obligation is at a fixed rate of 10% per annum and is payable when the note matures on March 31, 2006.

White River has outstanding $15 million in a secured note at December 31, 2005. Interest on the note is payable quarterly in arrears at a fixed rate of 10.75% per annum. The secured note payable is secured by White River’s ownership interest in Coastal Credit and is guaranteed by Coastal Credit, but subordinate to the revolving credit facility. Principal will be payable in sixteen quarterly installments of $937,500 commencing July 1, 2006. Prepayment of the note is allowed beginning July 1, 2007. There is a 2% prepayment penalty if prepayment occurs between July 1, 2007 and June 30, 2008. This prepayment is 1% if prepayment occurs between July 1, 2008 and June 30, 2009. There is no penalty if the prepayment occurs after June 30, 2009.

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

Liquidity and Capital Resources for the Years Ended December 31, 2004 and 2003

Net cash provided by operating activities was $9.8 million for the year ended December 31, 2004 compared to net cash provided by operating activities of $307.7 million for the year ended December 31, 2003. The net cash flows provided by operating activities were primarily from the payment of UAC creditor note payable accrued interest $0.8 million during the year ended December 31, 2004 and net income (loss) activity during the period. The net cash provided by operating activities for the year ended December 31, 2003 were primarily from the sale of whole loans of $278.2 million and income tax refunds of $23.5 million.

Net cash used in investing activities was $36.2 million and $97.3 million for the years ended December 31, 2004 and 2003, respectively. The purchase and subsequent collection of securitized finance receivables and finance receivables in addition to changes in restricted cash contribute to the net cash used in investing activities.

Net cash provided by financing activities was $21.5 million for the year ended December 31, 2004 compared to net cash used in financing activities of $238.5 million for the year ended December 31, 2003. Net cash provided by financing activities primarily resulted from net proceeds from collateralized financings of $136.7 million partially offset by the principal payment on UAC creditor notes payable of $106.6 million for the year ended December 31, 2004. Net cash used in financing activities primarily resulted from the repayment of the warehouse credit facilities of $294.8 million offset by proceeds from collateralized financings.

At December 31, 2004, UAC had cash and cash equivalents of $3.7 million compared to $8.7 million at December 31, 2003. Sources of liquidity are limited and consist of cash on hand, escrowed cash for operations, funds from operations and distributions from the Master Trust. Cash distributions are controlled by its Plan of Reorganization.

Asset Quality

Set forth below is certain information concerning the credit loss experiences on the fixed rate retail automobile receivables of White River. There can be no assurance that future net credit loss experience on the receivables will be comparable to that set forth below. See “Discussion of Forward-Looking Statements.”

Securitized Finance Receivables

Selected information about active UAC securitizations (in thousands):

Current Transaction	Initial Transaction	Original Amount of Initial Transaction	Remaining Balance at December 31, 2005	Remaining Balance as a Percentage of Original Amount	Net Loss Incurred to Original Amount at December 31, 2005

On Balance Sheet Securitized Finance Receivables:
2003-A	Note 1	$1,813,648	$4,167	0.23%	7.39%
2004-A1	1999-C	364,792	3,795	1.04%	9.56%
2004-A2	1999-D	302,693	4,712	1.56%	11.06%
2004-B	2000-A	282,721	5,356	1.89%	9.11%
2004-C	2000-B	534,294	16,837	3.15%	11.68%
2005-A	2000-C	499,999	19,042	3.81%	9.72%
2005-B	2000-D	510,000	25,405	4.98%	10.31%
2005-C	2001-A	573,000	35,717	6.23%	9.40%
		4,881,147	115,031

Off Balance Sheet Securitized Finance Receivables:
2001-B		150,002	12,743	8.50%	7.57%
2001-C		330,000	35,009	10.61%	7.02%
2002-A		300,000	34,548	11.52%	5.17%
		780,002	82,300

Total		$5,661,149	$197,331	3.49%	8.75%

Note 1: 1998-1, 1998-A, 1998-B, 1998-C, 1998-D, 1999-A and 1999-B

Securitized finance receivables displayed seasonal trends with decreases in delinquency and net losses during the period January to May 2005. Increases in delinquency and net losses occurred during the period June to December 2005. Management believes the increase in delinquency and net losses are mainly from seasonal trends and were exacerbated by the significant increase in bankruptcy filings resulting from the recent change in bankruptcy legislation which became effective on October 17, 2005. Recoveries from on balance sheet and off balance sheet securitizations during 2005 have trended higher than projections under the prior methodology. See “Discussion of Forward-Looking Statements.”

Delinquency experience of securitized finance receivables at UAC (in thousands):

	December 31, 2005	December 31, 2004

Securitized finance receivables principal balance	$115,031	$125,866

Delinquencies:
30-59 days	7,703	6,751
60-89 days	2,390	2,283
90+ days	1,271	1,252
Total delinquencies	$11,364	$10,286

Delinquencies as a percentage of securitized finance receivables	9.9%	8.2%

Off-balance sheet finance receivables principal balance	$82,300	$361,253

Delinquencies:
30-59 days	2,737	11,374
60-89 days	859	4,107
90+ days	553	1,784
Total delinquencies	$4,149	$17,265

Delinquencies as a percentage of securitized finance receivables	5.0%	4.8%

Provisions are made for estimated net credit losses of securitized finance receivables in conjunction with each repurchase of an off-balance sheet securitization. The cumulative credit loss assumptions used for the pools of receivables repurchased as of December 31, 2005 ranged from 7.34% to 11.87%, compared to a range of 7.55% to 12.68% as of December 31, 2004. At December 31, 2005, UAC implemented refinements in the methodology and assumptions used to estimate net credit losses and projected recoveries on securitized finance receivables because net credit losses on these receivables had trended lower and recoveries trended higher than projected under the prior methodology. See “Discussion of Forward-Looking Statements.”

Allowance for loan losses of securitized finance receivables at UAC ($ in thousands):

	Years Ended December 31,
	2005	2004

Balance at the beginning of period	$11,722	$5,006
Allowance at purchase	5,163	3,604
Charge-offs	(21,637)	(17,453)
Recoveries	14,333	9,540
Provision (recovery) for estimated credit losses	(3,078)	11,025

Balance at the end of the period	$6,503	$11,722

Net charge offs	$7,304	$7,913
Securitized finance receivables	$115,031	$125,866

Allowance for loan losses as a percent of securitized finance receivables	5.65%	9.31%

Annualized net charge offs as a percent of securitized finance receivables	6.35%	6.29%

Allowance for loan losses as a percent of net charge offs	89.03%	148.14%

Finance Receivables

Delinquency experience of finance receivables at Coastal Credit, including unearned interest ($ in thousands):

December 31,
2005

Finance receivables - gross balance	$97,820

Delinquencies:
30-59 days	1,124
60-89 days	768
90+ days	878
Total delinquencies	$2,770

Delinquencies as a percentage of finance receivables - gross balance	2.8%

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

Allowance for loan losses of finance receivables ($ in thousands):

Four Months Ended
December 31,
2005

Balance at August 31, 2005	$5,200
Charge-offs, net of recoveries (1)	(782)
Provision for estimated credit losses	1,613

Balance at the end of the period	$6,031

Net charge offs	$782
Finance receivables, net of unearned finance charges	$87,952

Allowance for loan losses as a percent of finance receivables, net of unearned finance charges	6.86%

Annualized net charge offs as a percent of finance receivables, net of unearned finance charges	2.67%

Allowance for loan losses as a percent of annualized net charge offs	257.08%

(1) Charge-offs do not include the portion of loans subject to SOP 03-3 that were charged off and attributable to the non-accretable discount during the four months ended December 31, 2005.

Discussion of Forward-Looking Statements

The preceding Management’s Discussion and Analysis contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Forward-looking statements are also made elsewhere in this report.  White River publishes other forward-looking statements from time to time. Statements that are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are intended to identify forward-looking statements. We caution you to be aware of the speculative nature of “forward-looking statements.” Although these statements reflect White River’s good faith belief based on current expectations, estimates and projections about (among other things) the industry and the markets in which White River operates, they are not guarantees of future performance. Whether actual results will conform to management’s expectations and predictions is subject to a number of known and unknown risks and uncertainties, including:

▪	the risks and uncertainties discussed in this Annual Report on Form 10-K;

▪	general economic, market, or business conditions;

▪	changes in interest rates, the cost of funds, and demand for White River’s financial services;

▪	changes in White River’s competitive position;

▪	White River’s ability to manage growth;

▪	the opportunities that may be presented to and pursued by White River;

▪	competitive actions by other companies;

▪	changes in laws or regulations;

▪	changes in the policies of federal or state regulators and agencies; and

▪	other circumstances, many of which are beyond White River’s control.

Consequently, all of White River’s forward-looking statements are qualified by these cautionary statements. White River may not realize the results anticipated by management or, even if White River substantially realizes the results management anticipates, the results may not have the consequences to, or effects on, White River or its business or operations that management expects. Such differences may be material. Except as required by applicable laws, White River does not intend to publish updates or revisions of any forward-looking statements management makes to reflect new information, future events or otherwise.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fluctuations in market interest rates impact Coastal Credit’s line of credit facility. Coastal Credit’s gross interest rate spread, which is the difference between interest earned on its finance receivables and interest paid, is affected by changes in interest rates.

Line of Credit

 Finance receivables purchased by the Coastal Credit and pledged to secure borrowings under its line of credit bear fixed interest rates. Amounts borrowed under Coastal Credit’s line of credit facility bear interest at variable rates that are subject to frequent adjustments to reflect prevailing market interest rates.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
White River Capital, Inc.
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of White River Capital, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of White River Capital, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Indianapolis, Indiana
March 29, 2006

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS	December 31, 2005	December 31, 2004

Cash and cash equivalents	$6,878	$3,745
Restricted cash	22,739	23,530
Securitized finance receivables—net	109,506	115,165
Finance receivables—net	70,784	-
Beneficial interest in Master Trust	13,968	3,677
Deferred costs	-	634
Goodwill	35,097	-
Deferred tax assets	4,707	-
Other assets	3,315	4,179

TOTAL	$266,994	$150,930

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Collateralized financing	$122,293	$132,257
Line of credit	51,500	-
Secured note payable	15,000	-
Subordinated debentures	7,700	-
Note payable - Coastal Credit purchase holdback	3,840	-
Accrued interest	2,131	7,100
Amounts due to Master Trust	7,417	6,640
Creditor notes payable	1,461	11,445
Due to Castle Creek	-	634
Other payables and accrued expenses	2,291	1,156

Total liabilities	213,633	159,232

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, without par value, authorized
3,000,000 shares; none issued and outstanding	-	-
Common Stock, without par value, authorized
20,000,000 shares; 3,810,155 and 310,191
issued and outstanding at December 31, 2005
and 2004, respectively	179,157	145,900
Warrants	534	-
Accumulated other comprehensive income	13,305	1,943
Accumulated deficit	(139,635)	(156,145)

Total shareholders’ equity (deficit)	53,361	(8,302)

TOTAL	$266,994	$150,930

See notes to consolidated financial statements.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003
INTEREST:
Interest on receivables	$28,803	$12,985	$9,799
Accretion and other interest	8,530	1,028	5,917

Total interest income	37,333	14,013	15,716

Interest expense	(15,204)	(13,108)	(15,171)

Net interest margin	22,129	905	545

Recovery (provision) for estimated credit losses	1,465	(11,025)	(874)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	23,594	(10,120)	(329)

OTHER REVENUES:
Servicing fee income	-	-	5,355
Credit (charge) to Master Trust—net	(10,253)	4,485	(178)
Gain from extinguishment of debt	11,352	-	-
Gain on fair valuation of creditor liabilities	-	-	51,604
Gain on sale of servicing platform and equipment—net	-	-	6,582
Other income	668	2,934	3,636

Total other revenues, net	1,767	7,419	66,999

OTHER EXPENSES:
Salaries and benefits	2,462	434	4,260
Operating expenses	2,770	1,126	7,768
Third party servicing expense	3,323	2,344	637
Impairment of retained interest/beneficial interest in master trust	-	-	39,154
Valuation loss on receivables held for sale—net	-	-	280
Bankruptcy costs	296	657	8,897

Total other expenses	8,851	4,561	60,996

INCOME (LOSS) BEFORE INCOME TAXES	16,510	(7,262)	5,674

INCOME TAXES	-	-	-

NET INCOME (LOSS)	$16,510	$(7,262)	$5,674

NET INCOME (LOSS) PER COMMON SHARE (BASIC)	$11.08	$(23.41)	$18.29

NET INCOME (LOSS) PER COMMON SHARE (DILUTED)	$11.02	$(23.41)	$18.29

BASIC WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	1,489,607	310,191	310,191

DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	1,498,549	310,191	310,191

See notes to consolidated financial statements.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,510	$(7,262)	$5,674
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of discount	(7,696)	(756)	(4,630)
Provision (recovery) for estimated credit losses	(1,465)	11,025	874
Valuation loss on receivables held for sale—net	-	-	281
Gain on sale of servicing platform and equipment—net	-	-	(6,582)
Amortization and depreciation	181	28	1,967
Amortization of discount and interest accrued on creditor notes payable	5,171	8,642	5,476
Impairment of retained interest/beneficial interest in Master Trust	-	-	39,154
Gain on fair valuation of creditor liabilities	-	-	(51,604)
Gain from extinguishment of debt	(11,352)	-	-
Changes in assets and liabilities:
Principal and recovery collections on receivables held for sale—net of
securitized receivables repurchased	-	-	24,716
Proceeds from whole loan sales	-	-	278,190
Accrued interest receivable and other assets	3,170	2,725	8,582
Refundable and deferred income taxes	-	-	23,470
Amounts due to Master Trust	777	(2,032)	(6,939)
Payment of creditor notes payable accrued interest	(6,390)	(849)	(276)
Increase in interest payable on prepetition liabilities	-	-	8,070
Other payables and accrued expenses	752	(1,706)	(18,743)
Net cash provided by (used in) operating activities	(342)	9,815	307,680

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Coastal Credit, LLC, net of cash acquired	(41,804)	-	-
Purchase of securitized finance receivables	(149,333)	(138,935)	(119,420)
Principal collections and recoveries on securitized finance receivables	156,746	104,974	24,698
Purchase of finance receivables	(18,204)	-	-
Collections on finance receivables	14,562	-	-
Collections on beneficial interest in Master Trust	8,767	3,641	-
Proceeds from sale of servicing platform and equipment	42	-	8,111
Change in restricted cash	791	(5,866)	(10,644)
Capital expenditures	(32)	(11)	(51)
Net cash used in investing activities	(28,465)	(36,197)	(97,306)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of costs	33,524	-	-
Proceeds from collateralized financings	153,359	136,671	120,327
Principal payments on collateralized financings	(163,323)	(106,648)	(18,093)
Proceeds from secured note payable	15,000	-	-
Principal payments on creditor notes payable	(3,460)	(8,557)	(45,915)
Principal payments on line of credit	(2,000)	-	-
Payment of debt issuance costs related to secured note payable	(210)	-	-
Net change in warehouse credit facility	-	-	(294,780)
Proceeds from notes payable to Castle Creek	2,375	-	-
Principal payments on notes payable to Castle Creek	(2,375)	-	-
Principal payments on subordinated debentures	(950)	-	-
Net cash provided by (used in) financing activities	31,940	21,466	(238,461)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,133	(4,916)	(28,087)
CASH AND CASH EQUIVALENTS—Beginning of year	3,745	8,661	36,748
CASH AND CASH EQUIVALENTS—End of year	$6,878	$3,745	$8,661

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax refunds	$73	$83	$22,906
Interest paid	$12,651	$4,906	$3,719
Interest payable exchanged for creditor notes payable	$-	$-	$8,070
Issuance of warrants	$534	$-	$-

See notes to consolidated financial statements.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands)

	Number of Common Shares Outstanding	Common Stock	Warrants	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity (Deficit)

BALANCE—January 1, 2003	310,191	$145,900	$-	$(2,033)	$(154,557)	$(10,690)

Comprehensive loss:
Net income					5,674	5,674
Net unrealized loss on retained
interest in securitized assets—
net of income taxes				2,033		2,033

Total comprehensive income						7,707

BALANCE—December 31, 2003	310,191	145,900	-	-	(148,883)	(2,983)

Comprehensive loss:
Net loss					(7,262)	(7,262)
Net unrealized gain on beneficial
interest in Master Trust				1,943		1,943

Total comprehensive loss						(5,319)

BALANCE—December 31, 2004	310,191	145,900	-	1,943	(156,145)	(8,302)

Comprehensive income:
Net income					16,510	16,510
Net unrealized gain on beneficial
interest in Master trust				11,362		11,362

Total comprehensive income						27,872

UAC fractional shares adjustment as a result of share exchange	(36)

Issuance of warrants			534			534

Issuance of common stock, net of costs of $1,743	3,500,000	33,257				33,257

BALANCE—December 31, 2005	3,810,155	$179,157	$534	$13,305	$(139,635)	$53,361

See notes to consolidated financial statements.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1.  GENERAL DISCUSSION

White River Capital, Inc. (“White River”) is a holding company for specialized indirect auto finance businesses, with two principal operating subsidiaries, Coastal Credit LLC (“Coastal Credit”) and Union Acceptance Company LLC (”UAC”). Coastal Credit based in Virginia Beach, Virginia, is a specialized sub-prime auto finance company engaged primarily in (1) acquiring retail installment sales contracts from both franchised and independent automobile dealers which have entered into contracts with purchasers of used and, to a much lesser extent, new cars and light trucks, and (2) servicing its contract portfolio. Coastal Credit operates in seventeen states. UAC, based in Indianapolis, Indiana, holds and oversees its portfolio of approximately $197.7 million in non-prime auto receivables, as of December 31, 2005. Its portfolio is held approximately 41.6% in off-balance sheet securitizations, 58.2% through subsidiary non-recourse collateralized financings and 0.2% directly or by subsidiaries not subject to financing. UAC operates under a confirmed Second Amended and Restated Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Plan”) under which net proceeds from its residual interest in its receivables portfolios and other bankruptcy estate assets must be paid to creditors holding notes and claims under the plan. During 2005, White River purchased and owns directly approximately 90% of such notes and claims.

2005 Recapitalization Transactions

White River was formed in December 2004. During 2005, White River became the holding company of UAC, purchased the majority of outstanding notes and claims under UAC’s plan of reorganization and purchased Coastal Credit in a series of transactions that included:

•
the buyout of substantially all of the UAC restructured senior notes (“Senior Notes”), restructured subordinated notes (“Subordinated Notes”), and their accompanying accrual notes (“Accrual Notes”) that were issued by UAC under the Plan;

•	a Share Exchange for White River common shares by UAC common shareholders;
•	a $35 million subscription rights equity offering by White River to UAC shareholders and standby investors;
•	a $15 million note issuance by White River; and
•	the acquisition of Coastal Credit for $50.8 million, including expenses.

On February 15, 2005, UAC, White River, and the Plan Committee representing the UAC creditors under the Plan of Reorganization entered into a memorandum of understanding providing for the proposed buyout of the remaining outstanding UAC Senior Notes, Subordinated Notes and Accrual Notes payable. This agreement stipulated that White River, as the proposed parent of UAC, would offer to pay 100% of the principal value of the Senior Notes and 13% of the face value of the Subordinated Notes for the tender of these notes and their accompanying Accrual Notes to White River. Additional amounts may be paid by White River to the former Subordinated Note holders in the future if certain prescribed events occur including but not limited to recovery by UAC on a particular unresolved pending claim. This purchase offer was accepted by 100% of the Senior Note holders and holders of 89.1% of the Subordinated Notes in February 2005. During June 2005, the Senior Notes of UAC were purchased by White River and simultaneously paid in full and White River completed the buyout of 89.1% of the Subordinated Notes of UAC using bridge funding provided by Castle Creek Capital Partners Fund IIa, LP and Castle Creek Capital Partners Fund IIb, LP (collectively the “Funds”). During September 2005, White River concluded its offer to purchase claims from the general unsecured creditors of UAC. White River acquired approximately 57.3% of the general unsecured claims of UAC as a result of this offer.

In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, UAC’s carrying value for the portion of the creditor notes payable owned by White River was netted against the amount paid by White River for the creditor notes resulting in a net gain from extinguishment of debt of $11.4 million.

On March 8, 2005, the board of directors of White River reviewed and authorized the following transactions and UAC’s board of directors approved the following actions subject to shareholder approval:

1.	the share exchange agreement between UAC and White River;
2.	the acquisition of Coastal Credit;
3.
the issuance of a warrant to purchase White River common stock to the Funds, which advanced funds in connection with the described transactions and the general partner of which, Castle Creek Capital LLC (“Castle Creek”), assisted in developing, structuring and implementing the transactions; and

4.	the $15 million note placement agreement.

The share exchange agreement was executed on March 9, 2005 by UAC and White River. A purchase agreement (to effect the acquisition of Coastal Credit), the note purchase agreement and the warrant issuance agreement were also executed on March 9, 2005 by White River.

On August 9, 2005, the Share Exchange became effective upon the filing of Articles of Share Exchange with the State of Indiana. The outstanding shares of common stock of UAC were exchanged for shares of common stock of White River, at an exchange rate of one share of White River common stock for 100 shares of UAC common stock (the “Share Exchange”). White River exchanged 310,155 shares of its common stock for the outstanding shares of UAC. White River became the parent holding company of UAC.

For purposes of the consolidated financial statements and in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 141, Business Combinations (“SFAS No. 141”), the form of the Share Exchange points to UAC as the predecessor to White River. Therefore, the consolidated financial statements include results of UAC and White River as though they always coexisted, also referred to as predecessor accounting.

On August 31, 2005, White River completed a $35 million subscription offering. In this offering, White River issued 3,500,000 shares of common stock at the subscription price of $10.00 per share. The net proceeds of this subscription offering and the debt issuance of $15 million were used to acquire Coastal Credit, to repay a secured bridge note payable to the Funds, to pay transaction costs, and for ongoing operations.

On August 31, 2005, warrants were issued by White River to the Funds to purchase 150,000 shares of White River common stock at an exercise price of $10 per share. The term of the warrant is three years and 90 days and is exercisable beginning September 1, 2008.

Also on August 31, 2005, White River completed the acquisition of 100% of the ownership interests in Coastal Credit for an aggregate purchase price of $50.8 million, including direct costs of acquisition. $45.0 million was paid to the sellers at closing and $3.8 million, net of a $1.2 million receivable from the previous owner, was held back until March 31, 2006 and payable with interest at the rate of 10% per annum.

In connection with UAC’s Plan of Reorganization and distributions and as a result of White River’s purchase of the majority of UAC’s general unsecured claims and Subordinated Notes, UAC’s creditor notes payable principle amounts (in thousands) are as follows at:

	December 31, 2005			December 31, 2004
	Carrying Value	Contractual Remaining Debt Not Owned by White River	Total Contractual Remaining Debt	Carrying Value	Contractual Remaining Debt Not Owned by White River	Total Contractual Remaining Debt

Restructured debt:
Class 2A general unsecured claims	$164	$405	$1,330	$656	$1,599	$1,599
Class 2A1 general unsecured claims	-	-	-	1	125	125
Restructured senior notes	-	-	-	3,206	3,206	3,207
Restructured subordinated notes	1,296	5,041	46,383	7,580	46,383	46,383
Senior accrual notes	-	-	4,106	1	4,106	4,106
Subordinated accrual notes	1	431	3,964	1	3,964	3,964

Total creditor notes payable	$1,461	$5,877	$55,783	$11,445	$59,384	$59,384

UAC History

UAC had historically been engaged primarily in the business of acquiring, securitizing and servicing retail automobile installment sales contracts originated by dealerships.

UAC had historically operated as a specialized finance company, engaged in (1) acquiring receivables in the form of retail installment sales contracts and installment loan agreements for the purchase of automobiles primarily from automobile dealerships and used car superstores (the “Receivables Acquisitions”) and (2) the servicing of such receivables by collecting payments due, remitting those payments to appropriate entities and collecting delinquent and defaulted accounts (“Servicing”).

On October 31, 2002, UAC filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Indiana, Indianapolis Division (the “Court”). This proceeding did not include UAC’s wholly owned subsidiaries. On November 7, 2002, UAC announced it would discontinue receivable acquisitions because it was not able to establish timely arrangements for further acquisition funding. UAC continued to manage its business as a debtor-in-possession as it prepared for reorganization under bankruptcy law.

On January 14, 2003, UAC implemented, with the Court’s approval, an Employee Retention Plan (“ERP”). This plan covered all remaining full time employees. Under the provisions of the ERP, UAC was authorized to compensate all full time employees based on respective classifications of job importance.

On March 19, 2003, UAC made the requisite filings with the Securities and Exchange Commission (the “SEC”) to deregister its securities under the Securities Exchange Act of 1934 (the “Act”). UAC was no longer obligated to file periodic reports under such Act.

In March and April 2003, UAC sold, with the Court’s approval, the majority of its receivables held for sale. The principal payments received and proceeds from these sales of receivables were utilized to extinguish the outstanding amounts of the credit facilities and related derivative liability.

Effective April 17, 2003, UAC, with the Court’s approval, sold its servicing platform and related assets to Systems & Services Technologies, Inc. (“SST”), a subsidiary of J.P. Morgan Chase & Co., for approximately $8.1 million, which resulted in a net gain of approximately $6.6 million. SST retained substantially all of UAC’s remaining employees and continued operations at UAC’s existing facility in Indianapolis through May 28, 2004.

In connection with the sale of the servicing platform and related assets to SST, UAC and its subsidiaries entered into various amendments to the trust and servicing agreements, indentures and various other agreements related to UAC’s outstanding securitizations. In addition, UAC entered into an agreement with the surety provider to establish a Master Trust Account and to effectively cross collateralize the outstanding securitizations (“Master Trust Agreement”). These agreements generally provided for the following:

•	UAC resigned, and SST was appointed, as servicer, and standards for SST’s performance and provisions for SST’s compensation were established.

•	UAC was released from performance trigger obligations related to the securitizations, including the release of claims against UAC by the securitization trusts and MBIA, Inc. (“MBIA”).

•
A Master Trust Account was created pursuant to the Master Trust Agreement. The Master Trust Account serves effectively to cross-collateralize the securitization trusts, as more specifically described below (“Master Trust Account”). The residual cash flows from the securitizations are paid through the Master Trust Account.

•	Funds in excess of the cash collateral requirements of specific securitizations are remitted to the Master Trust Account.

•
Funds in a particular securitization’s spread account in excess of the amount required for the immediately following distribution date may be drawn by the master trust to the Master Trust Account to make distributions to other securitization trusts or otherwise as provided in the Master Trust Agreement.

•
Amounts held in the Master Trust Account are available to pay certain fees and expenses of the servicer, the securitization trustees, MBIA, and the master trustee, and to make distributions to securitization trusts to meet cash distribution obligations of those trusts to security holders of a securitization trust, to the extent cash otherwise available to that trust is insufficient for such purpose.

•
Cash deposited to the Master Trust Account, to the extent not used for the foregoing purposes, will accumulate and, to the extent it exceeds prescribed levels, will be available for distribution to UAC.

With the establishment of the Master Trust Agreement in 2003, all excess cash from securitizations is required to be deposited in the Master Trust Account. Once prescribed cash reserve levels are met, cash will be released to UAC from the Master Trust Account. This future cash flow is reported as beneficial interest in Master Trust. Based upon this agreement, UAC’s retained interest was exchanged for the beneficial interest in Master Trust for financial reporting purposes.

UAC filed its original Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code on June 5, 2003. After additional modification and negotiations with the creditors of UAC, the Second Amended and Restated Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code was filed and confirmed by the Court on August 8, 2003. The Plan became effective and was consummated by UAC on September 8, 2003 along with the first distribution to creditors.

The Plan has facilitated the distribution of proceeds to holders of UAC’s pre-petition claims allowed by the Court (“Allowed Claims”). The Plan does this by providing for payments on an approximate quarterly basis to UAC’s creditors (the “Creditors”) from cash on hand realized from prescribed assets net of amounts set aside for future disputes and operating purposes (the “Net Estate Proceeds”). The Plan also provides that UAC continue its operations, collect on the beneficial interest in Master Trust, and preserve the value of the net operating loss carryforwards for the benefit of UAC’s shareholders (the “Equity Interests”).

Net Estate Proceeds available to the Creditors do not include: (a) potential tax benefits of net operating loss carryforwards (“NOLs”) and (b) any amounts received by UAC after emergence from bankruptcy in connection with any new investments made by Equity Interests, any new permitted indebtedness, and any value created thereby (collectively, the “Excluded Assets”). The Plan provides that these amounts will accrue only to the Equity Interests, will be maintained in separate accounts (i.e., not commingled with funds designated as Net Estate Proceeds), and will not be used to make distributions to the Creditors unless otherwise agreed by UAC and approved by a majority in voting power of the holders of the Equity Interests.

Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, specifies that entities emerging from Chapter 11 (that do not meet the criteria to qualify for fresh-start accounting) should state liabilities at the “present value of amounts to be paid, determined at appropriate current interest rates.” Based on this present value calculation, UAC recognized a gain on fair valuation of creditor liabilities of $51.6 million in 2003. In addition, UAC accretes the present value to the face value of the creditor notes over their estimated life.

Costs related to the reorganization under the provisions of Chapter 11 protection are reported in the Consolidated Statements of Operations separately as Bankruptcy Costs in accordance with SOP 90-7. Approximately $0.3 million, $0.7 million and $8.9 million of professional fees and other expenses have been classified as Bankruptcy Costs for the years ended December 31, 2005, 2004 and 2003, respectively.

Acquisition of Coastal Credit, LLC

On August 31, 2005, White River completed the acquisition of 100% of the interests in Coastal Credit with an aggregate purchase price of $50.8 million, including direct costs of acquisition. $45.0 million was paid to the sellers at closing and $3.8 million, net of a $1.2 million receivable from the previous owners, was held back until March 31, 2006 and payable with interest at the rate of 10% per annum. The results of Coastal Credit’s operations for the four months ended December 31, 2005 are included in the consolidated statement of operations.

Coastal Credit is a specialized sub-prime auto finance company engaged primarily in (1) acquiring retail installment sales contracts from both franchised and independent automobile dealers which have entered into contracts with purchasers of used and, to a much lesser extent, new cars and light trucks, and (2) servicing the contract portfolio. Coastal Credit commenced operations in Virginia in 1987 and was restructured as a limited liability company under the laws of the Commonwealth of Virginia in 1997. It conducts business in seventeen states - Arizona, California, Delaware, Florida, Georgia, Louisiana, Maryland, Mississippi, Nevada, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Virginia and Washington - through its seventeen branch locations.

White River believes that there is significant benefit in acquiring an auto finance business that historically has focused on disciplined underwriting and consistent growth and profitability.

In accordance with SFAS No. 141, the acquisition was accounted for using the purchase method. The purchase method requires the cost of the acquired company, Coastal Credit, be allocated to the assets acquired and liabilities assumed. In accordance SFAS No. 141, the excess of the cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed shall be recognized as goodwill.

The allocation of the purchase price to the assets acquired and liabilities assumed has not been finalized due to the complexities of various components of the assets and liabilities of Coastal Credit. White River continues to analyze the finance receivables, net of Coastal Credit to derive a final allocation of the purchase price. The following table is a preliminary estimate of the allocation of the purchase price:

Cash and cash equivalent	$3,733
Finance receivables, net	68,756
Property and equipment	626
Other assets	1,450
Deferred tax assets	4,651
Goodwill	35,153
Line of credit	(53,500)
Subordinated debentures	(8,650)
Accrued Interest	(380)
Other payables and accrued expenses	(1,035)

Total purchase price	$50,804

With the acquisition of Coastal Credit on August 31, 2005, the excess of purchase price over fair value of net assets acquired and liabilities assumed, goodwill, was recorded. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, White River will annually test the goodwill for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. If the carrying value exceeds the fair value, impairment to goodwill will be recognized. The goodwill for this acquisition has been allocated to Coastal Credit for segment reporting. The goodwill is expected to be deductible for tax purposes.

The following is supplemental pro forma information that discloses the consolidated results of operations for the years ended December 31, 2005 and 2004 as though the acquisition of Coastal Credit by White River had been completed as of the beginning of the periods reported on. Assumed in this pro forma information is that the secured note payable was issued on January 1 of each respective year and the notes payable - Coastal Credit purchase holdback were issued on January 1 and paid March 31 of each respective year. In addition, it is assumed that the subscription offering was completed on January 1 of each respective year for the calculation of the weighted average share information. During the January 1, 2005 to August 31, 2005 time period, there were nonrecurring expenses for employee bonuses of $1.0 million and transaction expenses incurred by Coastal Credit related to the acquisition of Coastal Credit by White River of $0.4 million which are included in the pro forma information:

(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2005	2004
Total interest income	53,861	37,211

Interest expense	(19,052)	(17,722)

Net interest margin	34,809	19,489

Provision for estimated credit losses	(2,446)	(15,942)

Net interest margin after provision for estimated credit losses	32,363	3,547

Total other revenues, net	1,552	7,345

Total other expenses	16,469	13,211

Income (Loss) Before Income Taxes	17,446	(2,319)

Income Taxes	-	-

Net Income (Loss)	$17,446	$(2,319)

Net Income (Loss) Per Common Share (Basic)	$4.58	$(0.61)

Net Income (Loss) Per Common Share (Diluted)	$4.58	$(0.61)

Basic Weighted Average Number
Of Common Shares Outstanding	3,810,155	3,810,155

Diluted Weighted Average Number
Of Common Shares Outstanding	3,812,808	3,810,155

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of White River and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the general practices of those in the consumer finance industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the valuation of the beneficial interest in Master Trust, the valuation of post-emergence creditor liabilities, the valuation of deferred tax assets, and the allowance for credit losses.

Cash and Cash Equivalents—White River considers all investments with maturity of three months or less when purchased to be cash equivalents.

Restricted Cash—Restricted cash consists of funds held in reserve accounts in compliance with the terms of the collateralized financing agreements.

Net Assets of Collateralized Financings-UAC Securitization Corporation has purchased receivables from off-balance sheet securitizations that were eligible for clean-up calls. These receivables were re-securitized through non-recourse asset backed note issuances. The associated future cash flows from these receivables are subject to the same Master Trust Account provisions as the securitizations called.

To finance the securitized receivable acquisitions, collateralized financings are used, secured by the respective portfolios of the acquired receivables and related restricted cash accounts. Timely payments of principal and interest on the non-recourse collateralized financings are insured by surety policies. Such obligations are also cross-collateralized through the Master Trust Agreement. Net interest cash flows in excess of expense are payable to the Master Trust Account and expensed as charge to Master Trust, net.

Securitized Finance Receivables—net—UAC has repurchased receivables from outstanding securitizations and is using these receivables as collateral for new securitization debt that is recorded on White River’s balance sheet as collateralized financings. The receivables are carried at their principal amount plus interest receivable, less an allowance for credit losses.

Finance Receivables—net—Finance receivables are recorded at cost, net of unearned finance charges, discounts and an allowance for credit losses. Coastal Credit purchases finance contracts from auto dealers without recourse, and accordingly, the dealer usually has no liability to Coastal Credit if the consumer defaults on the contract. There is no off-balance sheet credit exposure related to these receivables.

Income Recognition - Finance Receivables-Finance charge income is recognized for financial reporting purposes using the interest method. Initial fees earned on add-on products such as collateral protection insurance, credit life insurance, road service plans and warranty products are recorded in income using the interest method. Late charges and deferment charges on contracts are recorded in income as collected. Cash received from loans that have previously been charged off is applied directly to the allowance for credit losses in the consolidated balance sheets. Discounts and fees, which consist primarily of non-refundable dealer acquisition discounts, are amortized over the term of the related finance receivables using the interest method and are removed from the consolidated balance sheets when the related finance receivables are charged off or paid in full.

Beneficial Interest in Master Trust—UAC acquired receivables with the intention of reselling them through securitizations prior to November 7, 2002. In the securitization transactions, UAC sold a portfolio of receivables to a wholly owned special purpose subsidiary (“SPS”) that was established for the limited purpose of buying and reselling UAC’s receivables. The SPS transferred the same receivables to a trust vehicle (the “Trust”) which issued interest-bearing asset-backed securities. “Asset-backed securities” is a general reference to securities that are backed by financial assets such as automobile receivables. The securities were generally sold to investors in the public market. UAC provided credit enhancement for the benefit of the investors in various forms. The credit enhancement utilized in the securitization transactions completed through March 2002 was in the form of a specific cash account (“Spread Account”) held by the Trust along with a surety bond. The Spread Accounts were required by the applicable servicing agreement to be maintained at specified levels.

At the closing of each securitization, UAC allocated its basis in the receivables between the portion of the receivables sold through the securities and the portion of the receivables retained from the securitizations (“Retained Interest”) based on the relative fair values of those portions at the date of the sale. The fair value was based upon the cash proceeds received for the receivables sold and the estimated fair value of the Retained Interest. The Retained Interest consisted of the discounted estimated cash flows to be received by UAC. The excess of the cash received over the basis allocated to the receivables sold, less transaction costs equaled the gain on sale of receivables that was recorded by UAC.

As previously discussed in Note 1 above, UAC entered into the Master Trust Agreement and exchanged its Retained Interest for the beneficial interest in Master Trust during 2003. The Master Trust Agreement established that all excess cash from securitizations is to be deposited in the Master Trust Account. Once prescribed cash reserve levels are met, cash is released to UAC from the Master Trust Account. The present value of this future cash flow is reported as beneficial interest in Master Trust. UAC determines the estimated fair value of its beneficial interest in Master Trust by discounting the expected cash flows to be released from the Master Trust Account (the cash out method) using a discount rate that UAC believes is commensurate with the risks involved of 15%. Increases in the estimated future value of the cash flows from the Master Trust Account are recorded as other comprehensive income and accreted over time as interest income in accordance with Emerging Issues Task Force Issue (“EITF”) 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets.

When UAC filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code, the securitization trusts provided that the cash amount required to be held in the applicable spread account must be increased to equal the surety’s obligation (generally the outstanding note balance) until UAC emerged from bankruptcy, or a replacement servicer was put in place. Accordingly, cash residual distributions by the trusts were restricted until the sale of the servicing business and related assets to SST. The beneficial interest in Master Trust was valued utilizing the provisions within the trust documents that provide for the distribution of additional cash flows in accordance with the Master Trust Agreement. The Master Trust Agreement requires the collection of excess cash released from the securitized trusts up to prescribed levels to be available to fund obligations of the other securitized trusts in the event of a short fall. In this arrangement, all of the individual spread accounts pass any excess cash flows to the Master Trust Account and cash flows are subsequently released on tiered levels from the Master Trust Account once certain collateralization levels are met. In determining the fair value of the beneficial interest in Master Trust, UAC must estimate the future prepayments and rates of gross credit losses and credit loss severity, as they impact the amount and timing of the estimated cash flows. Significant factors in the determination of the fair value of the beneficial interest in Master Trust include the following assumptions, which are more fully described in Note 6 below:

▪	Credit loss

▪	Prepayment

▪	Discount rate

UAC records beneficial interest in Master Trust as an “available for sale” security at fair value. Any associated unrealized gains and losses attributable to changes in fair value net of income taxes are recorded as a separate component of shareholders’ equity (deficit) (“accumulated other comprehensive income”).

Deferred Costs— Deferred costs consist of professional fees paid for tax advisory services, legal counsel, accounting due diligence and UAC financial statement audit expenses to effect the transactions described in Note 1. The deferred costs were fully allocated to the acquisition of Coastal Credit, the subscription offering and deferred debt costs for the secured note payable.

Goodwill—White River has adopted the provisions of SFAS No. 142, for the accounting of goodwill related to the acquisition of Coastal Credit during 2005. As a result, goodwill is not amortized; rather, White River will annually test the goodwill for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. The amount of goodwill impairment, if any, is measured as the excess of the carrying value over the fair value. Since Coastal Credit was acquired during 2005, the first test of goodwill for impairment will occur during 2006.

Receivables Held for Investment—net—Certain receivables are held for investment and are included in other assets. The receivables are carried at amortized cost plus interest receivables less the allowance for credit losses. Interest on these receivables is accrued and credited to interest income based upon the daily principal amount outstanding.

Property, Equipment, and Leasehold Improvements—net—Property, equipment, and leasehold improvements are recorded at cost and included in other assets. Depreciation is determined primarily on straight-line methods over the estimated useful lives of the respective assets, ranging from 3 to 10 years. In April 2003, UAC sold its servicing platform and related assets. In August 2003, UAC liquidated, through an auction, the majority of its remaining property and equipment.

Collateralized Financing—Collateralized financings are non-recourse debt obligations that were used to purchase finance receivables from previous securitization trusts. This debt is secured by the securitized finance receivables that were purchased by UAC in addition to cash collateral “Spread Accounts” that are recorded as restricted cash and the Master Trust Account. Principal payments are required to correspond to the principal reduction of the finance receivables on a monthly basis.

Amounts Due to Master Trust—Amounts due to Master Trust represents excess cash from finance receivables and restricted cash that are to be deposited in the Master Trust Account in accordance with the Master Trust Agreement that was established in April 2003.

Creditor Notes Payable—Creditor notes payable represents the liability to creditors upon UAC’s emergence from bankruptcy in 2003. In accordance with SOP 90-7, UAC recorded the liabilities at fair value at the confirmation date. As a result, the restructured principal amount of the debt exceeded the recorded fair value of the debt by $51.6 million. This difference or discount was recorded as gain on fair valuation of creditor liabilities and will be amortized over the expected life of the liabilities. Although there is no stated maturity for the creditor notes payable, the discount is being accreted, using the effective interest method, over the period ending on the date on which the last contractual payment on the receivables underlying the beneficial interest in Master Trust was expected. During 2005, White River purchased a significant percentage of the UAC creditor notes payable. Upon the completion of the Share Exchange, creditor notes payable was reduced for the portion owned by White River and a gain from extinguishment of debt of $11.4 million was recorded.

Servicing Fee Income—Servicing fee income was the contractual fee for servicing earned from each securitization trust. Until April 2003, UAC received base servicing fees and related ancillary fees such as late fees for the servicing of retail automobile installment sales contracts, which had been securitized. Effective April 17, 2003, in connection with the sale of its servicing platform and related assets, UAC no longer receives this servicing fee income or the ancillary fees.

Other Income—Other income represents refunds of dealer rebates, monies collected on previously charged-off balances in the securitization trusts, and other miscellaneous income.

Common Stock— White River’s Registration Statement on Forms S-1/S-4 (Reg. No. 333-123909) was declared effective on July 18, 2005. Pursuant to the registration statement, White River registered (1) 3,500,000 shares of its common stock (aggregate offering price $35,000,000) which was offered in a subscription offering to the shareholders of Union Acceptance Corporation and to certain standby purchasers, and (2) 310,191 shares of its common stock which was offered in a Share Exchange for the outstanding shares of common stock of Union Acceptance Corporation. The Share Exchange was approved and consummated August 9, 2005 and 310,155 shares were ultimately issued in the exchange due to cash issued in lieu of fractional shares. The Subscription Offering closed on August 31, 2005.

Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The ultimate realization of the deferred tax asset depends on White River’s ability to generate sufficient taxable income in the future and its ability to not allow an ownership change to occur for tax purposes. The valuation allowance has been determined pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes, including White River’s estimation of future taxable income, and reduces the total deferred tax asset to an amount that will more likely than not be realized (see Note 14).

Segment Information— White River is the holding company for Coastal Credit and UAC which are specialized auto finance companies. These subsidiaries are distinct legal entities and managed separately. Corporate and Other is the holding company and includes debt and interest expense related to the acquisition of Coastal Credit, professional fees related to holding activities of White River and the elimination of all inter-segment amounts, which generally relate to the holding activities of White River.

Stock Based Compensation—UAC has two stock-based compensation plans, which are described in Note 15. UAC applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, in accounting for the plans. If compensation cost had been determined based on the fair value at the grant date for awards under those plans consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the effect on the net income (loss) and income (loss) per share for the years ended December 31, 2005, 2004 and 2003 would have been immaterial.

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

New Accounting Pronouncements—In December 2004, SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) was issued, which eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair-value-based method of accounting for share-based payment liabilities, forfeitures, and modifications of stock-based awards and clarifies SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. Although White River does not have effective stock-based award plans at December 31, 2005, White River will be required to adopt SFAS No. 123R if stock-based award plans are effective in the future.

3.  NET ASSETS OF COLLATERALIZED FINANCINGS

UAC Securitization Corporation (“UACSC”), a wholly owned special purpose subsidiary of UAC, in conjunction with a conduit provider and its surety provider, purchased receivables from outstanding securitizations during 2005, 2004 and 2003. These receivables were re-securitized through non-recourse asset backed note issuances. The associated future cash flows from these receivables are subject to the same Master Trust Account provisions as the securitizations called.

To finance the receivable acquisitions, UAC used collateralized financings, secured by the respective portfolio of the acquired receivables and related restricted cash accounts. Timely payments of principal and interest on the non-recourse collateralized financings are insured by surety policies. Such obligations are also cross-collateralized through the Master Trust Agreement. Net interest cash flows in excess of expenses are payable to the Master Trust Account and expensed as charge to Master Trust, net.

The collateralized financing for 2003-A has been paid in full during the first quarter of 2006. At that time, the remaining receivables were released from the related collateral arrangements and inure directly to UACSC. These receivables will be recorded as receivables held for investment, net. The amount due to Master Trust with respect to 2003-A, as of December 31, 2005, is limited to the actual amounts paid to the Master Trust prior to the collateral financing being paid in full.

The following table represents the restricted net assets and liabilities related to non-recourse collateralized financings (in millions) as of:

	December 31, 2005	December 31, 2004

Securitized finance receivables—net	$109.5	$115.2
Restricted cash	22.7	23.5
Receivable from servicer included in other assets	1.1	1.2
Collateralized financings	(122.3)	(132.3)
Series 2003-A excess collateral	(2.7)	-
Accrued interest payable	(0.5)	(0.5)
Other payables and accrued expenses	(0.4)	(0.5)

Amounts due to master trust	$7.4	$6.6

4.    SECURITIZED FINANCE RECEIVABLES—NET

Securitized finance receivables-net are recorded at the outstanding principal balance of the receivables plus accrued interest receivable, net of an allowance for credit losses. The collateralized financing for securitization 2003-A was paid in full during the first quarter of 2006. The remaining receivables were released from the related collateral arrangements and inure directly to UACSC. These receivables will be recorded as receivables held for investment, net. The following table represents components of securitized finance receivables—net (in thousands) as of:

	December 31, 2005	December 31, 2004

Principal balance of securitized finance receivables	$115,031	$125,866
Accrued interest receivable	978	1,021
Allowance for credit losses	(6,503)	(11,722)

Securitized finance receivables—net	$109,506	$115,165

Activity in the allowance for credit losses on securitized finance receivables is as follows (in thousands):

	Years Ended
	December 31,
	2005	2004

Balance at the beginning of period	$11,722	$5,006
Allowance at purchase	5,163	3,604
Charge-offs	(21,637)	(17,453)
Recoveries	14,333	9,540
Provision (recovery) for estimated credit losses	(3,078)	11,025

Balance at the end of the period	$6,503	$11,722

5.  COLLATERALIZED FINANCINGS

UACSC issued notes to complete $153.4 million, $136.7 million and $120.3 million of non-recourse collateralized financings consisting of asset backed note issuances during 2005, 2004 and 2003, respectively to purchase securitized finance receivables.

The note principal and interest is paid monthly with total cash received from the corresponding securitized finance receivables collateralizing the notes. If the cash received within the month is insufficient to pay the note principal and interest, funds are drawn from restricted cash accounts or the Master Trust Account in accordance with the Master Trust Agreement. Interest expense related to these collateralized financings, including the amortization of debt issuance costs, was $7.8 million, $4.5 million and $1.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The following table summarizes the outstanding principal balance of the collateralized financings (in thousands) at:

	Note Rate	Initial Note Amount	December 31, 2005	December 31, 2004
Notes Series

Series 2003-A	3.95%	$120,327	$2,072	$28,098
Series 2004-A1	4.15	29,485	3,743	14,911
Series 2004-A2	4.55	29,298	5,317	18,155
Series 2004-B	5.02	25,896	5,972	19,101
Series 2004-C	4.89	51,992	18,636	51,992
Series 2005-A	4.49	47,742	20,730	-
Series 2005-B	4.69	50,684	27,445	-
Series 2005-C	5.40	54,933	38,378	-

		$410,357	$122,293	$132,257

Based on the projected receivable reductions, the repayment of collateralized financings is as follows (in thousands):

Principal
Year	Repayment

2006	$93,304
2007	26,278
2008	2,651
2009	60

$122,293

6.  BENEFICIAL INTEREST IN MASTER TRUST

With the establishment of the Master Trust Agreement in 2003, all excess cash flows, as defined, from retained interest in securitized assets, finance receivables, and restricted cash accounts are to be deposited in the Master Trust Account. Once prescribed cash reserve levels are met, cash is released to UAC from the Master Trust Account. This estimated future discounted cash flow is reported as beneficial interest in Master Trust. In determining the fair value of the beneficial interest in Master Trust, estimates must be made for the future prepayments, rates of gross credit losses and credit loss severity, and delinquencies as they impact the amount and timing of the estimated cash flows from the Master Trust. The average of the interest rates on the receivables exceeds the interest rates on the securities issued in the securitization and the servicing and surety fees. This excess cash is held by the Master Trust Account and released based on reserve requirements of the Master Trust. These estimated cash flows from the Master Trust are then discounted to reflect the present value.

The assumptions used to calculate the beneficial interest in Master Trust are as follows:

•
Credit Loss Assumptions—Prior to December 31, 2005, estimated net credit losses were calculated using the loss to liquidation methodology for each securitized pool. The loss to liquidation methodology takes into account the current loss level of each securitized pool and its “pool factor,” which is the percentage remaining of the original pool balance. Dividing the current cumulative net loss for each pool by its corresponding pool factor, future projected net cumulative net losses were calculated.

Beginning December 31, 2005, the gross credit losses are calculated using the loss to liquidation factor methodology as discussed above. However, recovery cash flows from gross credit losses are estimated independently as two different cash flow streams. These two recovery cash flow streams are:
o
Liquidation recovery - consists of net auction proceeds, deficiency recoveries by the servicer, and scheduled payments from defaulted accounts. On a monthly basis for each pool, liquidation recovery cash dollars as a percentage of gross default dollars has been calculated for the previous year (this is typically in the 50-60% range). This twelve month average for each pool will be used to project monthly liquidation recovery by multiplying this value by the monthly estimated gross default dollars projected.

o
Bankruptcy recovery - consists of cash recovered from accounts charged off and in bankruptcy status. Bankruptcy cash flows are somewhat independent of default rates due to bankruptcy court involvement and the latitude allowed debtors during the bankruptcy process. UAC has observed a reasonably predictable cash flow stream from bankruptcy payments in each securitized pool. This cash flow stream will, however, eventually expire as the bankruptcy cases are dismissed from the various courts with either a successful or non-successful outcome. A previous twelve month average of bankruptcy cash flows is calculated for each pool. This value is then reduced on a straight line basis over either a 30 or 42 month period.

successful outcome. A previous twelve month average of bankruptcy cash flows is calculated for each pool. This value is then reduced on a straight line basis over either a 30 or 42 month period.

Finally, gross credit losses are netted against the two recovery cash streams to estimate future net credit losses.

The weighted average net credit loss assumption as a percentage of the original principal balance over the life of the receivables to value beneficial interest in Master Trust was 8.93% and 9.42% at December 31, 2005 and 2004, respectively.

Prepayment Assumptions—UAC estimates prepayments by evaluating the historical prepayment performance of each pool of receivables. UAC used annual prepayment rates ranging from 27.8% to 42.3% at December 31, 2005 as compared to 21.6% to 31.2% at December 31, 2004.

Discount Rate Assumptions—UAC determines the estimated fair value of its beneficial interest in Master Trust by discounting the expected cash flows released from the Master Trust Account (the cash out method) using a discount rate that UAC believes is commensurate with the risks involved. UAC used a discount rate of 15% to value the beneficial interest in Master Trust at December 31, 2005 and 2004 to reflect current market conditions and UAC’s financial position.

At December 31, 2005, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in assumed economics is as follows (in thousands):

	Expected Remaining Gross Credit Losses	Discount Rate (annual rate)	Prepayment Speed (curve)

Impact on fair value of
10% adverse change	$(1,320)	$(371)	$(63)
20% adverse change	$(2,640)	$(731)	$(123)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, any change in fair value based on a particular percentage variation in assumptions cannot be extrapolated because the relationship of the change in fair value is not linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the beneficial interest in Master Trust is calculated independent from any change in another assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

The cash flows from the securitization trusts prior to formation of the Master Trust Agreement during April 2003 for the year ended December 31, 2003 were $6.0 million for servicing fees received from Trusts and $5.2 million from the return of net interest advances to Trusts.

UAC recorded pre-tax charges of $39.2 million for the impairment of the Retained Interest / beneficial interest in Master Trust during the year ended December 31, 2003. The majority of the impairment of the Retained Interest/beneficial interest in Master Trust was related to projected increases in the anticipated future credit losses.

7.  FINANCE RECEIVABLES -- NET

Finance receivables - net were acquired as part of the acquisition of Coastal Credit on August 31, 2005. Finance receivables - net generally have original terms ranging from 32 to 48 months and are secured by the related vehicles.

A significant number of contracts acquired by Coastal Credit are contracts made with borrowers who are in the United States military. Coastal Credit requests that all borrowers who are in the military use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower.

White River used SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer as guidance to record the fair value of Coastal Credit’s finance receivables whose credit quality has deteriorated since origination at the date White River acquired Coastal Credit. The outstanding finance receivable net of unearned income for receivables identified as subject to SOP 03-3 was $1.5 million as of August 31, 2005 as compared to $0.3 million as of December 31, 2005. These receivables had a fair value of $0.6 million as of the acquisition date. The entire discount of $0.9 million was allocated to non-accretable discount.

Finance receivables - net outstanding at December 31, 2005 were as follows (in thousands):

December 31, 2005

Finance receivables, gross	$97,820
Unearned interest	(9,868)
Finance receivables, net of unearned finance charge income	87,952

Accretable unearned acquisition discounts and fees	(11,137)
Finance receivables, net of discounts and fees	76,815

Allowance for loan losses	(6,031)

Finance receivables, net	$70,784

Activity in the allowance for credit losses on finance receivables is as follows (in thousands):

Four Months Ended
December 31,
2005

Balance at August 31, 2005	$5,200
Charge-offs, net of recoveries (1)	(782)
Provision for estimated credit losses	1,613

Balance at the end of the period	$6,031

Net charge offs	$782
Finance receivables, net of unearned finance charges	$87,952

Allowance for loan losses as a percent of finance receivables, net of unearned finance charges	6.86%

Annualized net charge offs as a percent of finance receivables, net of unearned finance charges	2.67%

Allowance for loan losses as a percent of annualized net charge offs	257.08%

(1) Charge-offs do not include the portion of loans subject to SOP 03-3 that were charged off and attributable to the non-accretable discount during the four months during the four months ended December 31, 2005.

8.  OTHER ASSETS

Other assets are as follows (in thousands) at:

	December 31, 2005	December 31, 2004

Receivable from servicer	$1,124	$1,197
Prepaid expenses	712	824
Property, equipment and leasehold improvements, net	601	50
Dealer premium rebate receivable, net	338	859
Receivables held for investment, net	269	499
Receivable from Master Trust account	-	637
Other	271	113
Total other assets	$3,315	$4,179

9.  LINE OF CREDIT

The line of credit was acquired with the acquisition of Coastal Credit. This is an $80 million line of credit of which $51.5 million was utilized at December 31, 2005. This line of credit will increase to $100 million in July 2006. The maturity date on the line of credit is December 31, 2009. The availability of the line of credit allows Coastal Credit to borrow up to 84% of the aggregate balance of outstanding eligible receivables net of unearned interest, commissions and discounts. Eligible receivables exclude the following: (i) receivables for which a payment is 90 or more days past due on a contractual basis; (ii) receivables which have been deferred more than two times during the same calendar year, or more than six times over the contract term; (iii) receivables subject to foreclosure, repossession or bankruptcy proceedings or the account debtor with respect to which is a debtor under the Bankruptcy Code; (iv) receivables from officers, employees or shareholders of the borrower or any affiliate; (v) interest only accounts; (vi) receivables missing titles after 120 days from their origination date; and (vii) receivables which, in the lender’s reasonable discretion, do not constitute acceptable collateral. Total available under the line of credit was $64.0 million based upon the level of eligible collateral with $12.5 million available in excess of the amount utilized at December 31, 2005.

The credit facility is secured by substantially all assets of Coastal Credit. In addition, White River has provided an unconditional corporate guaranty. Coastal Credit must maintain specified financial ratios within guidelines established by the lender and was in compliance with these ratios at December 31, 2005. Interest is paid monthly at a variable rate, based on meeting certain financial criteria. At December 31, 2005, the rate was the London Interbank Offered Rate (“LIBOR”) plus 2.85% (7.14%). There is an annual commitment fee of 1/8 of 1% on the average daily unused commitment. In the event of a significant pay down or an earlier retirement of the revolver commitment, Coastal Credit would sustain certain prepayment penalties. This facility limits distributions Coastal Credit may make to White River to 50% of Coastal Credit’s net income in addition to permitted payments on subordinated debt (including White River debt guaranteed by Coastal Credit.)

10.  SECURED NOTE PAYABLE

A $15 million secured note was issued on August 31, 2005 and bears interest at a fixed rate of 10.75%. Interest is payable in arrears quarterly beginning October 1, 2005. The secured note payable is collateralized by White River’s ownership interest in Coastal Credit and is guaranteed by Coastal Credit, but subordinate to the line of credit. Principal will be payable in sixteen quarterly installments of $937,500 commencing July 1, 2006. Prepayment of the note is allowed beginning July 1, 2007. There is a 2% prepayment penalty if prepayment occurs between July 1, 2007 and June 30, 2008. This prepayment is 1% if prepayment occurs between July 1, 2008 and June 30, 2009. There is no penalty if the prepayment occurs after June 30, 2009.

11.  SUBORDINATED DEBENTURES

Coastal Credit has $7.7 million of subordinated debentures outstanding at December 31, 2005. Interest on the notes is payable quarterly at a fixed rate of interest of 12% per annum. At December 31, 2005, approximately 73% the holders of subordinated debentures were related parties. All of the subordinated debt matures in 2007 and is subordinated to the line of credit and the secured note payable.

12.  SELECT DEBT REPAYMENT SCHEDULES

The following table represents select debt principal repayment schedules (in thousands):

Year	Total	Secured Note Payable	Subordinated Debentures	Note Payable - Coastal Credit Purchase Holdback

2006	$5,715	$1,875	$-	$3,840
2007	11,450	3,750	7,700	-
2008	3,750	3,750	-	-
2009	3,750	3,750	-	-
2010	1,875	1,875	-	-

	$26,540	$15,000	$7,700	$3,840

13.  RELATED PARTY TRANSACTIONS

White River and UAC leased their corporate offices in Indianapolis, Indiana until November 2005 from Shadeland Properties, L.P., an entity controlled by Mr. Waterfield, a significant shareholder and a director of White River. During November 2005, the property was sold by Shadeland Properties to an unrelated third party. The lease was a month-to-month lease, subject to termination at any time by UAC or Shadeland Properties, L.P. upon 90 days prior written notice. The lease provided for rent payments of $2,164 per month for 2,361 square feet. Beginning March 1, 2006, White River and UAC relocated their corporate offices to a nearby location in Indianapolis, Indiana. The lease of this new corporate office is with an unrelated third party.

UAC’s administration of the Plan is supervised by Castle Creek, whose Funds are significant shareholders of White River. For these services, UAC compensates Castle Creek at a rate of $14,583 per month.

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

On June 22, 2005, White River entered into a secured bridge note agreement for $2.3 million with the Funds for the purpose of funding the buyout of the UAC Subordinated Notes in advance of June 30, 2005. This note bore interest at 10.75% per annum and was secured by White River’s purchase of $41,341,325 in face value of Subordinated Notes. The outstanding principal and interest were payable on September 30, 2005, or, if earlier, the date three business days following consummation of White River’s subscription offering. On August 31, 2005, White River paid, in full, the principal and interest of $46,195 related to the secured bridge note payable to the Funds.

Investment funds managed by Castle Creek Capital LLC, owned directly or indirectly 51.5% of the equity interest in Coastal Credit that was purchased by White River on August 31, 2005.   Mr. Eggemeyer's personal interest in Castle Creek represented approximately a 5% indirect interest in Coastal Credit.  William E. McKnight held approximately 22% of Coastal Credit and John W. Rose indirectly held approximately 6.0%.  White River paid $45 million toward the purchase of Coastal Credit on August 31, 2005, and an aggregate of $3.8 million, net of a $1.2 million receivable from the previous owners, is payable to the former owners of Coastal Credit on March 31, 2006.

On August 31, 2005, White River reimbursed the Funds $1.4 million for transaction expenses incurred in connection with the acquisition of Coastal Credit which were paid by the Funds.

On August 31, 2005, warrants were issued by White River to the Funds to purchase 150,000 shares of White River common stock at an exercise price of $10 per share. The term of the warrant is three years and 90 days and will be exercisable three years after issuance. The warrants were recorded at fair value as of August 31, 2005. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions used for the warrants granted on August 31, 2005: expected volatility of 33.6%, risk free interest rate of 3.8% and expected life of three years and 90 days.

In August, 2005, Coastal Credit effected a private placement of $7.7 in subordinate debentures, due 2008, bearing interest at 12% per annum.  Mr. John W. Rose and members of his family purchased $1.5 million of such debentures.  A family partnership of William E. McKnight also purchased $1.5 million of such debentures.

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

On November 8, 2005, White River entered into an expense sharing agreement with Castle Creek Capital LLC and Castle Creek Advisors LLC, (collectively, “Castle Creek”). Castle Creek will provide various facilities, equipment and services to White River for a fee that represents a reasonable allocation of actual Castle Creek expenses proportionate to facilities, equipment and services provided to White River. This agreement was effective from September 1, 2005 and shall continue until terminated by either party upon 30 days’ prior written notice.

14.  INCOME TAXES

During 2005, White River changed its tax year-end to December 31 from June 30. UAC carried back the net loss incurred for federal income tax purposes for the year ended June 30, 2003 to prior tax periods and received income tax refunds totaling $22.9 million of which $10.2 million related to this carry back. White River will carry forward any remaining tax losses to future periods. As of December 31, 2005, these net operating losses totaled approximately $112.8 million and expire 2022 through 2025.

As a result of the events which resulted in UAC’s decision to cease originating receivables on November 7, 2002, UAC deemed it necessary to provide a valuation allowance for its deferred tax assets as of December 31, 2002 since it was more likely than not that UAC would be unable to realize these assets as realization is contingent upon achieving taxable income in future years.

On August 31, 2005, White River acquired Coastal Credit, an established, profitable operating business within UAC’s historical line of business. With this acquisition, it is now more likely than not that a portion of the deferred tax assts will be realized by White River. As part of the acquisition purchase accounting, the taxable income of Coastal Credit was estimated and partially offset by the taxable loss of UAC and corporate expenses of White River for remainder of tax year 2005 and the following five years. The results of these estimates were a reduction in the valuation allowance of $4.7 million at August 31, 2005. This adjustment to the valuation allowance was offset by a reduction to goodwill as part of the purchase of Coastal Credit.

In the future, White River will review the valuation allowance based on the estimated taxable income for the next five years and will make adjustments as required. These future adjustments will be recorded as income tax expense (benefit). The valuation allowance at December 31, 2005 and 2004 is $40.5 million and $54.6 million, respectively.

The composition of income tax expense (benefit) is as follows for the years ended December 31 (in thousands):

	2005	2004	2003

Current tax expense	$-	$-	$-
Deferred tax expense (benefit)	9,369	(884)	1,838
Valuation allowance	(9,369)	884	(1,838)

Net income tax expense (benefit)	$-	$-	$-

The effective income tax rate differs from the statutory federal corporate tax rate as follows for the years ended December 31:

	2005	2004	2003

Statutory rate	35.0%	35.0%	35.0%
State income taxes	1.5	1.5	1.5
Valuation allowance and other	(38.3)	(34.0)	(65.0)
Bankruptcy costs not deductible	1.8	(2.5)	28.5

Effective rate	-%	-%	-%

The composition of deferred income taxes is as follows as of December 31 (in thousands):

	2005	2004

Deferred tax assets:
Net operating loss carryforward	$41,188	$56,450
Basis difference in beneficial interest in Master Trust	5,361	15,426
Allowance for estimated credit losses	614	-
Total deferred tax assets	47,163	71,876

Valuation allowance	(40,536)	(54,612)

Net deferred tax assets	6,637	17,264

Deferred tax liabilities:
Basis difference in creditor notes payable	1,582	17,315
Basis difference in goodwill	265	-
Other	73	(51)
Total deferred tax liabilities	1,920	17,264

Net deferred tax assets	$4,707	$-

15.  STOCK BASED COMPENSATION

UAC had two stock-based compensation plans, which are described below in terms of UAC shares adjusted for the one for 100 share exchange with White River. UAC applied APB Opinion No. 25 in accounting for the plans.

During 2005 all outstanding options had either expired or were surrendered to UAC and cancelled. On August 28, 2005 White River’s Board of Directors adopted the White River Capital, Inc. 2005 Incentive Stock Plan. This plan will provide certain directors, officers and key employees of White River and its present and future subsidiaries a favorable opportunity to acquire White River common stock. The terms of this plan includes the reservation of 250,000 shares of White River common stock. This plan is subject to a vote of White River shareholders at the next annual shareholders’ meeting for approval.

On October 26, 2005, the board of directors of White River adopted the White River Capital, Inc. Directors Stock Compensation Plan. The plan provides for the payment of a portion of regular fees to certain members of the board of directors in the form of shares of White River common stock. The terms of the plan includes the reservation of 50,000 shares of White River common stock for issuance under the plan.

The Union Acceptance Corporation 1994 Incentive Stock Plan (“1994 Plan”) and the Union Acceptance Corporation 1999 Incentive Stock Plan (“1999 Plan”) were UAC’s long-term incentive plans for executive officers, directors and other key employees. The Plans authorized UAC’s Compensation Committee to award executive officers, directors and other key employees incentive and non-qualified stock options and restricted shares of Common Stock. A total of 5,000 shares of Common Stock were reserved for issuance under the 1994 Plan. A total of 3,000 shares of Common Stock were reserved for issuance under the 1999 Plan when adopted. The shareholders approved amendments increasing the shares authorized for issuance under the 1999 Plan from 3,000 shares to 9,000 shares.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model. Effective January 7, 2003, UAC re-priced 500 options with an original exercise option price of $558 per share to $50 per share. Compensation cost recorded was immaterial. No options were granted under the 1994 Plan or the 1999 Plan for the years ended December 31, 2005 and 2004.

The following weighted average assumptions were used for the year ended December 31, 2003:

Dividend yield	None
Expected volatility	61.25%
Risk-free interest rate	1.78%
Expected lives	4 Years

A summary of the status of UAC’s stock option plans and changes during the year is presented below for the years ended December 31:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Options outstanding
at beginning of year	4,762	$499	4,762	$499	5,837	$549
Options granted	-	-	-	-	500	50
Options exercised	-	-	-	-	-	-
Options canceled	(4,762)	499	-	-	(1,574)	542

Options outstanding
at end of year	-	-	4,762	$499	4,762	$499

Weighted average fair
value of options
granted, per share,
during the period	N/A		N/A		$1.00

During December 2005, all remaining options under the 1994 Plan and the 1999 Plan were surrendered to UAC by their owners and subsequently cancelled. The 1994 Plan and 1999 Plan were then terminated.

16.  BUSINESS SEGMENT INFORMATION

White River is the holding company for Coastal Credit and UAC which are specialized auto finance companies. These subsidiaries are distinct legal entities and managed separately. Corporate and Other is the White River holding company and includes debt and interest expense related to the acquisition of Coastal Credit, professional fees related to holding activities of White River and the elimination of all inter-segment amounts, which generally relate to the holding activities of White River.

Coastal Credit is a specialized sub-prime auto finance company engaged primarily in (1) acquiring retail installment sales contracts from both franchised and independent automobile dealers which have entered into contracts with purchasers of used and, to a much lesser extent, new cars and light trucks, and (2) servicing the contract portfolio. Coastal Credit commenced operations in Virginia in 1987 and conducts business in seventeen states through its seventeen branch locations.

UAC is a specialized auto finance company. Since confirmation of UAC’s bankruptcy Plan of Reorganization in August 2003, UAC has carried out the terms and provisions of the Plan of Reorganization. UAC is continuing business activities related to oversight of collection and refinancing of its securitized and unsecuritized auto receivable portfolios in compliance with its Plan of Reorganization. Generally, UAC continues to collect cash as it becomes available from prescribed assets of the bankruptcy estate and to distribute such cash to the creditors of the bankruptcy estate who made allowed claims in the bankruptcy case. The substantial majority of such UAC notes and claims were purchased by White River during 2005.

Set forth in the table below is certain financial information with respect to White River’s operating segments. Prior to 2005 UAC was the only operating segment.

For The Year Ended December 31, 2005	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$28,505	$8,810	$18	$37,333

Interest expense	(12,939)	(1,545)	(720)	(15,204)

Net interest margin	15,566	7,265	(702)	22,129

Recovery (provision) for estimated credit losses	3,078	(1,613)	-	1,465

Net interest margin (deficit) after recover (provision) for estimated credit losses	18,644	5,652	(702)	23,594

Total other revenues (charges), net	1,839	(85)	13	1,767

Total other expenses	4,889	3,203	759	8,851

Net income (loss)	$15,594	$2,364	$(1,448)	$16,510

The following table presents assets with respect to White River’s operating segments (in thousands) at:

	December 31,
	2005	2004

Corporate and other	$6,918	$634
Coastal Credit	108,165	-
UAC	151,911	150,296

	$266,994	$150,930

17.  EARNINGS PER SHARE

Basic earnings per share are calculated by dividing the reported net income for the period by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding during a period is weighted for the portion of the period that the shares were outstanding. The 3,500,000 shares issued in the subscription offering, which was completed on August 31, 2005, were outstanding for 123 days during the year ended December 31, 2005. The relatively short period of time these shares have been outstanding has resulted in a significantly different weighted average number of shares for the year ended December 31, 2005 when compared to the actual number of shares outstanding at year end. Diluted earnings per share include the dilutive effect of warrants that were granted on August 31, 2005. All stock options have been excluded from the earning per share calculation as the effect would have been anti-dilutive. Basic and diluted earnings per share have been computed as follows (dollars in thousands except per share data):

	Year Ended December 31,
	2005	2004	2003

Net Income (Loss)	$16,510	$(7,262)	$5,674

Weighted average shares outstanding	1,489,607	310,191	310,191

Incremental shares from assumed conversions:
Warrants	8,942	-	-

Weighted average shares and assumed incremental shares	1,498,549	310,191	310,191

Earnings per share:

Basic	$11.08	$(23.41)	$18.29

Diluted	$11.02	$(23.41)	$18.29

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly financial results (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 31, 2005
Total interest income	$6,030	$9,576	$10,221	$11,506

Net income (loss)	$(1,208)	$12,518	$1,971	$3,229

Basic earnings per share	$(3.89)	$40.36	$1.32	$0.85

Diluted earnings per share	$(3.89)	$40.36	$1.32	$0.84

Diluted weighted average shares	310,191	310,191	1,492,669	3,841,458

Fiscal Year Ended December 31, 2004

Total interest income	$2,881	3,496	3,870	3,766

Net income (loss)	$(1,635)	$(1,837)	$(1,717)	$(2,073)

Basic earnings per share	$(5.27)	$(5.92)	$(5.54)	$(6.68)

Diluted earnings per share	$(5.27)	$(5.92)	$(5.54)	$(6.68)

Diluted weighted average shares	310,191	310,191	310,191	310,191

19.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value approximates the fair value due to the nature of the following accounts:

▪	Cash and cash equivalents

▪	Restricted cash

The fair value of the creditor notes payable and related accrued interest was determined by discounting estimated future cash payments at appropriate discount rates. The following table represents the estimated fair value for creditor notes payable and related accrued interest at December 31 (in thousands):

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Creditor notes payable and related
accrued interest	$2,008	$1,972	$18,040	$3,912

The fair value of securitized finance receivables-net, was estimated by discounting the future cash flows, which were reduced by estimated credit loses for the life of the receivables, using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities and was approximately $0.1 million greater than the carrying amount as of December 31, 2005 compared to $2.3 million less than the carrying amount as of December 31, 2004.

The fair value of collateralized financings was determined by discounting estimated future cash payments at appropriate discount rates and was $7.1 million and $0.2 million less than the carrying amount at December 31, 2005 and 2004, respectively.

The note payable -Coastal Credit purchase holdback and the secured note payable were incurred on August 31, 2005. Because of the recency of this debt, the carrying value approximates the fair value.

The fair value of beneficial interest in Master Trust is calculated by discounting the estimated cash flows released from the Master Trust Account using a discount rate that UAC believes is commensurate with the risks involved. An allowance for estimated credit losses is established and applied. Discount rates utilized are based upon current market conditions and prepayment assumptions are based on historical performance experience. See Notes 2 and 6 for a detailed discussion of each of the components of the fair value of beneficial interest in Master Trust.

Finance receivables-net, line of credit and subordinated debentures were recorded at fair value upon the acquisition of Coastal Credit on August 31, 2005. The current carrying amounts approximate the fair value of these accounts.

20.  COMMITMENTS AND CONTINGENCIES

White River and its subsidiaries, as consumer finance companies, are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against White River and its subsidiaries could take the form of class action complaints by consumers. As the assignee of finance contracts originated by dealers, White River and its subsidiaries may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages. White River and its subsidiaries believe that it has taken prudent steps to address and mitigate the litigation risks associated with its business activities. Also refer to Note 13.

21.  SUBSEQUENT EVENTS

On January 11, 2006 White River issued 3,000 shares of common stock to certain members of the board of directors as part of the annual compensation in accordance with the Directors Stock Compensation Plan.

On February 2, 2006, UAC sold charged-off loans that have deficiency balances remaining to a third party (the “Buyer”) for $828,000, net of broker fees. Of the proceeds received, $777,000, net of broker fees, was collateral for the various securitization pools and these funds were deposited in the Master Trust Account. $51,000, net of broker fees, was owned by UAC and these funds remained at UAC. 10% of the proceeds received were held-back by UAC in the event the Buyer notifies UAC that non-conforming accounts will be returned to UAC. UAC will use these funds to reimburse the Buyer. The Buyer has sixty days from the date of Purchase to notify UAC of non-conforming accounts. After this holdback period has ended the remaining funds will revert back to the Master Trust or UAC as applicable.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.   CONTROLS AND PROCEDURES

White River carried out an evaluation, under the supervision of its Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of the design and operation of White River’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15 as of December 31, 2005. Based upon that evaluation, the Chief Executive Officer, President and Chief Financial Officer concluded that, at December 31, 2005, White River’s disclosure controls and procedures are effective in accumulating and communicating to management (including such officers) the information required to be included in White River’s periodic SEC filings.

ITEM 9B.   OTHER INFORMATION
Not applicable.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information contained under the captions “Proposal 1: Election of Directors,” “Executive Officers” and “Executive Compensation” in the Proxy Statement is incorporated herein by reference in response to this Item 10.

 White River has adopted the White River Capital, Inc. Code of Business Conduct and Ethics (“code of ethics”), a code of ethics that applies to the Chief Executive Officer, President and Chief Financial Officer. The code of ethics is filed as Exhibit 14.1 to this Form 10-K.

The information with respect to White River’s audit committee financial expert contained under the caption “Corporate Governance and Board Committees - Audit Committee” in White River’s proxy statement for the 2006 annual meeting of shareholders is incorporated herein by reference to such proxy statement.

ITEM 11.   EXECUTIVE COMPENSATION
Information contained under the captions “Compensation of Directors” and “Executive Compensation” in the Proxy Statement is incorporated herein by reference in response to this Item 11.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference in response to this Item 12.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information contained under the caption “Certain Relationships and Related Party Transactions” in the Proxy Statement is incorporated herein by reference in response to this Item 13.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Information contained under the caption “Independent Auditors” in the Proxy Statement is incorporated herein by reference in response to this Item 14.

PART IV

ITEM 15.   EXHIBITS

1. Financial Statements

The consolidated financial statements of White River Capital, Inc. and its subsidiaries and independent auditors’ report are included in Part II (Item 8) of this Form 10-K.

2. Financial Statement Schedules

Not applicable.

3. Exhibits

The following documents are included or incorporated by reference in this Annual Report on Form 10K:

2.1
Agreement and Plan of Share Exchange dated March 9, 2005 between registrant and Union Acceptance Corporation (incorporated by reference to Exhibit 2.1 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

2.2
Limited Liability Company Interests Purchase Agreement dated March 9, 2005 among registrant, Coastal Credit, LLC and the members of Coastal Credit, LLC (incorporated by reference to Exhibit 2.2 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

3.1	Articles of Incorporation of registrant (incorporated by reference to Exhibit 3.1 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))
3.2	Code of By-laws of registrant (incorporated by reference to Exhibit 3.2 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))
4.1	Form of common stock certificate of registrant (incorporated by reference to Exhibit 4.1 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))
4.2
Article 5 - “Number of Shares,” Article 6 - “Terms of Shares,” Article 10 - “Transfer and Ownership Restrictions” and Article 11 - “Miscellaneous Provisions” (concerning the applicability of the Indiana Control Share Acquisitions Chapter and the Indiana Business Combinations Chapter) of registrant’s Articles of Incorporation (contained in registrant’s Articles of Incorporation filed with this annual report as Exhibit 3.1)

4.3
Article III - “Shareholder Meetings,” Article VI - “Certificates for Shares” and Article VII, Section 3 - “Corporate Books and Records” of registrant’s Code of By-laws (contained in registrant’s Code of By-laws filed with this annual report as Exhibit 3.2)

4.4(a)
Note Purchase Agreement dated March 9, 2005, between registrant and the note purchaser named therein (incorporated by reference to Exhibit 4.4(a) of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

4.4(b)	Form of Secured Note of registrant due April 1, 2010 (incorporated by reference to Exhibit 4.4(b) of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))
4.4(c)
Form of Subordinated Guaranty between Coastal Credit, LLC and the note purchaser (incorporated by reference to Exhibit 4.4(c) of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

4.4(d)	Form of Pledge Agreement between the registrant and the note purchaser (incorporated by reference to Exhibit 4.4(d) of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

4.5(a)	Revolving Note of registrant dated April 21, 2005 (incorporated by reference to Exhibit 4.5(a) of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))
4.5(b)	Revolving Note of registrant dated April 21, 2005 (incorporated by reference to Exhibit 4.5(b) of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))
4.6
Second Amended and Restated Plan of Reorganization of Union Acceptance Corporation dated August 8, 2003 (incorporated by reference to Exhibit 4.6 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

4.7(a)
Note Purchase Agreement dated October 7, 2003, among UAC Securitization Corporation, Wachovia Capital Markets, LLC, the note purchasers named therein, Wachovia Bank, National Association and Variable Funding Capital Corporation (incorporated by reference to Exhibit 4.7(a) of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

4.7(b)
Indenture dated October 7, 2003 among UAC Securitization Corporation, Wilmington Trust Company and JPMorgan Chase Bank (related to UAC Securitization Corporation Asset-Backed Notes) (incorporated by reference to Exhibit 4.7(b) of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

4.7(c)	UAC Securitization Corporation Series 2003-A Asset Backed Note (incorporated by reference to Exhibit 4.7(c) of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))
4.7(d)	UAC Securitization Corporation Series 2004-A, Class A-1 Asset Backed Note (incorporated by reference to Exhibit 4.7(d) of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))
4.7(e)	UAC Securitization Corporation Series 2004-A, Class A-2 Asset Backed Note (incorporated by reference to Exhibit 4.7(e) of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))
4.7(f)	UAC Securitization Corporation Series 2004-B Asset Backed Note (incorporated by reference to Exhibit 4.7(f) of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))
4.7(g)	UAC Securitization Corporation Series 2004-C Asset Backed Note (incorporated by reference to Exhibit 4.7(g) of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))
4.7(h)	UAC Securitization Corporation Series 2005-A Asset Backed Note (incorporated by reference to Exhibit 4.7(h) of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))
4.7(i)	UAC Securitization Corporation Series 2005-B Asset Backed Note (incorporated by reference to Exhibit 4.7(i) of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))
4.8(a)
Amended Finance Agreement dated April 16, 2001, between Coastal Credit, LLC and Wells Fargo Financial Preferred Capital, Inc. (incorporated by reference to Exhibit 4.8(a) of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

4.8(b)
First Amendment to Finance Agreement dated March 22, 2004, between Coastal Credit, LLC and Wells Fargo Financial Preferred Capital, Inc. (incorporated by reference to Exhibit 4.8(b) of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

4.8(c)
Second Amendment to Finance Agreement, dated August 24, 2005, between Coastal Credit LLC and Wells Fargo Financial Preferred Capital, Inc. (including replacement Promissory Note and White River Capital Inc. Guaranty) (incorporated by reference to Exhibit 4.1 of registrant’s Form 8-K filed September 2, 2005)

4.9
Regulation S-K, Item 601(b)(4)(iii) undertaking to furnish debt instruments to the Commission upon request (incorporated by reference to Exhibit 4.9 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

4.10(a)
Secured Bridge Note of registrant, dated June 22, 2005, to Castle Creek Capital Partners Fund IIa (incorporated by reference to Exhibit 4.10(a) of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

4.10(b)
Secured Bridge Note of registrant, dated June 22, 2005, to Castle Creek Capital Partners Fund IIb (incorporated by reference to Exhibit 4.10(b) of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

4.10(c)
Pledge and Security Agreement, dated June 22, 2005, among registrant, Castle Creek Capital, LLC, Castle Creek Capital Partners Fund IIa and Castle Creek Capital Partners Fund IIb (incorporated by reference to Exhibit 4.10(c) of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

10.1
Warrant Issuance Agreement dated March 9, 2005, between registrant, Union Acceptance Corporation, Castle Creek Capital, L.L.C., Castle Creek Capital Partners Fund IIa, LP and Castle Creek Capital Partners Fund IIb, LP, as amended (incorporated by reference to Exhibit 10.1 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

10.2
Memorandum of Understanding dated February 15, 2005, among registrant, Union Acceptance Corporation and the Plan Committee under Union Acceptance Corporation’s Second Amended and Restated Plan of Reorganization (incorporated by reference to Exhibit 10.2 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

10.3
Form of Tender Agreement for Restructured Senior Noteholders of Union Acceptance Corporation (incorporated by reference to Exhibit 10.3 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

10.4
Form of Tender Agreement for Restructured Subordinated Noteholders of Union Acceptance Corporation (incorporated by reference to Exhibit 10.4 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

10.5
Summary of arrangement between Union Acceptance Corporation and Castle Creek Capital, LLC (incorporated by reference to Exhibit 10.5 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

10.6(a)
Employment Agreement dated April 1, 1998, between Coastal Credit, LLC and William E. McKnight (incorporated by reference to Exhibit 10.6 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

10.6(b)	Restated Employment Agreement, as of December 28, 2005, between William E. McKnight and Coastal Credit LLC (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed January 10, 2006)
10.7(a)
Master Trust Account Agreement dated April 17, 2003 among Union Acceptance Corporation, UAC Securitization Corporation, Performance Securitization Corporation, Official Committee of Unsecured Creditors of Union Acceptance Corporation, MBIA Insurance Corporation, BNY Midwest Trust Company, The Bank of New York, Systems & Services Technologies, Inc., JPMorgan Chase Bank and Wilmington Trust Company (incorporated by reference to Exhibit 10.7(1b) of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

10.7(b)	Amendment No. 1 to Master Trust Account Agreement dated October 7, 2003 (incorporated by reference to Exhibit 10.7(b) of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))
10.7(c)	Amendment No. 2 to Master Trust Account Agreement dated May 21, 2004 (incorporated by reference to Exhibit 10.7(c) of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

10.7(d)	Amendment No. 3 to Master Trust Account Agreement dated August 1, 2004 (incorporated by reference to Exhibit 10.7(d) of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))
10.8
Servicing Transfer Agreement dated April 17, 2003, among Union Acceptance Corporation, UAC Securitization Corporation, Performance Securitization Corporation, Systems & Services Technologies, Inc., MBIA Insurance Corporation and the Official Committee of Unsecured Creditors of Union Acceptance Corporation (incorporated by reference to Exhibit 10.8 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

10.9	White River Capital, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 of registrant’s Form S-8 (File No. 333-130187))
10.10	Letter Agreement between registrant and Martin J. Szumski dated April 8, 2005 (incorporated by reference to Exhibit 10.10 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))
10.11
Expense Sharing Agreement, dated November 8, 2005, between White River Capital, Inc. and Castle Creek Capital, LLC and Castle Creek Advisors LLC (incorporated by reference to Exhibit 10.1 of registrant’s Form 10-Q for the period ended September 30, 2005)

10.12	White River Capital Inc. Directors Stock Compensation Plan (incorporated by reference to Exhibit 10.2 of registrant’s Form 10-Q for the period ended September 30, 2005)
14.1	Code of Ethics
21.1	Subsidiaries of White River Capital, Inc.
23.1	Consent of Deloitte & Touche LLP
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements o f the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

White River Capital, Inc.
(Registrant)

March 31, 2006	By:	/s/ Martin J. Szumski

Martin J. Szumski
Chief Financial Officer
(Signing on behalf of the registrant
as Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Date
/s/ JOHN M. EGGEMEYER	Chairman and Chief Executive Officer, Director	March 31, 2006
John M. Eggemeyer	(Principal Executive Officer)

/s/ MARK R. RUH	President, Chief Operating Officer and Director	March 31, 2006
Mark R. Ruh

/s/ MARTIN J. SZUMSKI	Chief Financial Officer (Principal Financial	March 31, 2006
Martin J. Szumski	Officer and Principal Accounting Officer)

/s/ WILLIAM E. MCKNIGHT	Director	March 31, 2006
William E. McKnight

/s/ JOHN W. ROSE	Director	March 31, 2006
John W. Rose

/s/ DONALD A. SHERMAN	Director	March 31, 2006
Donald A. Sherman

	Director	March ___, 2006
Richard D. Waterfield