Form 10-Q
period 2006-03-31
White River Capital Inc
filed 2006-05-10
CIK 1318545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 9, 2006, there were 3,813,155 shares outstanding of the issuer’s Common Stock, without par value.

- INDEX -

ii

PART I

ITEM 1. FINANCIAL STATEMENTS.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

ASSETS	March 31, 2006	December 31, 2005

Cash and cash equivalents	$6,066	$6,878
Restricted cash	21,396	22,739
Securitized finance receivables—net	76,816	109,506
Finance receivables—net	73,837	70,784
Beneficial interest in Master Trust	17,843	13,968
Goodwill	35,097	35,097
Deferred tax assets	5,286	4,707
Other assets	4,265	3,315

TOTAL	$240,606	$266,994

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Collateralized financing	$90,267	$122,293
Line of credit	56,000	51,500
Secured note payable	15,000	15,000
Subordinated debentures	7,700	7,700
Note payable - Coastal Credit purchase holdback	-	3,840
Accrued interest	2,027	2,131
Amounts due to Master Trust	7,396	7,417
Creditor notes payable	1,632	1,461
Other payables and accrued expenses	2,644	2,291

Total liabilities	182,666	213,633

SHAREHOLDERS’ EQUITY:
Preferred Stock, without par value, authorized
3,000,000 shares; none issued and outstanding	-	-
Common Stock, without par value, authorized
20,000,000 shares; 3,813,155 and 3,810,155
issued and outstanding at March 31, 2006 and
December 31, 2005, respectively	179,203	179,157
Warrants	534	534
Accumulated other comprehensive income	16,700	13,305
Accumulated deficit	(138,497)	(139,635)

Total shareholders’ equity	57,940	53,361

TOTAL	$240,606	$266,994

See notes to condensed consolidated financial statements.

Part I     Financial Information

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarters Ended March 31,
	2006	2005
INTEREST:
Interest on receivables	$10,032	$4,480
Accretion and other interest	710	1,550

Total interest income	10,742	6,030

Interest expense	(3,322)	(4,023)

Net interest margin	7,420	2,007

Provision for estimated credit losses	(137)	(449)

Net interest margin after provision for estimated credit losses	7,283	1,558

OTHER REVENUES:
Credit (charge) to Master Trust—net	(2,388)	(1,623)
Other income	107	258

Total other revenues, net	(2,281)	(1,365)

OTHER EXPENSES:
Salaries and benefits	1,995	92
Third party servicing expense	703	810
Other operating expenses	1,624	390
Bankruptcy costs	75	109

Total other expenses	4,397	1,401

INCOME (LOSS) BEFORE INCOME TAXES	605	(1,208)

INCOME TAX BENEFIT	532	-

NET INCOME (LOSS)	$1,137	$(1,208)

NET INCOME (LOSS) PER COMMON SHARE (BASIC)	$0.30	$(3.89)

NET INCOME (LOSS) PER COMMON SHARE (DILUTED)	$0.29	$(3.89)

BASIC WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	3,812,822	310,191

DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	3,864,086	310,191

See notes to condensed consolidated financial statements.

Part I     Financial Information

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Quarters Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,137	$(1,208)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of beneficial interest in Master Trust	(480)	(1,425)
Provision for estimated credit losses	137	449
Amortization and depreciation	123	6
Amortization of discount and interest accrued on creditor notes payable	309	2,293
Deferred income taxes	(579)	-
Changes in assets and liabilities:
Accrued interest receivable and other assets	1,888	840
Amounts due to Master Trust	(21)	1,666
Payment of creditor notes payable accrued interest	-	(91)
Other payables and accrued expenses	158	64
Net cash provided by operating activities	2,672	2,594

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on notes payable - Coastal Credit purchase holdback	(3,840)	-
Purchase of securitized finance receivables	-	(45,436)
Principal collections and recoveries on securitized finance receivables	30,674	37,396
Purchase of finance receivables	(16,574)	-
Collections on finance receivables	12,450	-
Collections on beneficial interest in Master Trust	-	2,491
Change in restricted cash	1,343	(6,476)
Capital expenditures	(11)	-
Net cash provided by (used in) investing activities	24,042	(12,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from collateralized financings	-	47,742
Principal payments on collateralized financings	(32,026)	(36,197)
Principal payments on creditor notes payable	-	(2,787)
Borrowing on line of credit	4,500	-
Net cash provided by (used in) financing activities	(27,526)	8,758
DECREASE IN CASH AND CASH EQUIVALENTS	(812)	(673)
CASH AND CASH EQUIVALENTS—Beginning of period	6,878	3,745
CASH AND CASH EQUIVALENTS—End of period	$6,066	$3,072

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$3,174	$1,683
Non cash items:
Transfer of securitized finance receivables—net to other assets after the collateralized financing for securitization 2003-A was paid in full	$2,771	$-

See notes to condensed consolidated financial statements.

Part I     Financial Information

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2006	2005

NET INCOME (LOSS)	$1,137	$(1,208)

OTHER COMPREHENSIVE INCOME:
Unrealized gain on beneficial interest in Master Trust	3,875	3,840
Reclassification adjustment for gain included in net income	(480)	(1,425)
Net other comprehensive income	3,395	2,415

COMPREHENSIVE INCOME (LOSS)	$4,532	$1,207

See notes to condensed consolidated financial statements.

Part I     Financial Information

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2006 AND 2005

1. BASIS OF PRESENTATION

The foregoing condensed consolidated financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period presented have been included. Results for any interim period are not necessarily indicative of results to be expected for the year ending December 31, 2006.

The condensed consolidated unaudited interim financial statements have been prepared in accordance with Form 10-Q specifications and therefore do not include all information and footnotes normally shown in annual financial statements. As a result of the share exchange that occurred August 9, 2005, the condensed consolidated financial statements will show the results of Union Acceptance Company LLC, formerly known as Union Acceptance Corporation, Inc. (“UAC”), and White River Capital, Inc. (“White River”) as though they always coexisted, also referred to as predecessor accounting. These interim period financial statements should be read in conjunction with the consolidated financial statements that are included in the Annual Report on Form 10-K for the year ended December 31, 2005 of White River Capital, Inc., which is available online at www.sec.gov.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

In the Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 2006 and 2005, we changed the classification of changes in restricted cash balances to present such changes as an investing activity. We previously presented such changes as an operating activity.

2. GENERAL DISCUSSION

White River Capital, Inc. (“White River”) is a holding company for specialized indirect auto finance businesses, with two principal operating subsidiaries, Coastal Credit LLC (“Coastal Credit”) and Union Acceptance Company LLC (“UAC”). Coastal Credit based in Virginia Beach, Virginia, is a specialized sub-prime auto finance company engaged primarily in (1) acquiring retail installment sales contracts from both franchised and independent automobile dealers which have entered into contracts with purchasers of used and, to a much lesser extent, new cars and light trucks, and (2) servicing its contract portfolio. Coastal Credit operates in seventeen states. White River continues to analyze the collectability of the finance receivables, net of Coastal Credit to determine the final allocation of the purchase price. UAC based in Indianapolis, Indiana, holds and oversees its portfolio of approximately $150.0 million in non-prime auto receivables, as of March 31, 2006. Its portfolio is held approximately 44.3% in off-balance sheet securitizations, 54.1% through subsidiary non-recourse collateralized financings and 1.6% directly or by subsidiaries not subject to financing. UAC operates under a confirmed Second Amended and Restated Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Plan”) under which net proceeds from its residual interest in its receivables portfolios and other bankruptcy estate assets must be paid to creditors holding notes and claims under the plan. During 2005, White River purchased and owns directly approximately 90% of such notes and claims.

Part I     Financial Information

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

To finance the receivable acquisitions, UAC used collateralized financings, secured by the respective portfolio of the acquired receivables and related restricted cash accounts. Timely payments of principal and interest on the non-recourse collateralized financings are insured by surety policies. Such obligations are also cross-collateralized through the Master Trust Agreement. Net interest cash flows in excess of expenses are payable to the Master Trust Account and expensed as a charge to Master Trust, net.

The collateralized financing for 2003-A has been paid in full during the first quarter of 2006. The remaining receivables were released from the related collateral arrangements and inure directly to UACSC. These receivables were recorded in other assets as receivables held for investment, net.

The following table represents the restricted net assets and liabilities related to non-recourse collateralized financings (in millions) as of:

	March 31, 2006	December 31, 2005

Securitized finance receivables—net	$76.8	$109.5
Restricted cash	21.4	22.7
Receivable from servicer included in other assets	0.3	1.1
Collateralized financings	(90.3)	(122.3)
Series 2003-A excess collateral (1)	-	(2.7)
Accrued interest payable	(0.4)	(0.5)
Other payables and accrued expenses	(0.4)	(0.4)

Amounts due to master trust	$7.4	$7.4

(1) On March 8, 2006 the 2003-A note was paid in full and no longer contributes to amounts due to master trust.

4. SECURITIZED FINANCE RECEIVABLES—NET

Securitized finance receivables-net are recorded at the outstanding principal balance of the receivables plus accrued interest receivable, net of an allowance for credit losses. The collateralized financing for securitization 2003-A was paid in full during the first quarter of 2006. The following table represents

Part I     Financial Information

components of securitized finance receivables—net (in thousands) as of:

	March 31, 2006	December 31, 2005

Principal balance of securitized finance receivables	$81,079	$115,031
Accrued interest receivable	604	978
Allowance for credit losses	(4,867)	(6,503)

Securitized finance receivables—net	$76,816	$109,506

Activity in the allowance for credit losses on securitized finance receivables is as follows (in thousands):

	Quarters Ended
	March 31,	December 31,	March 31,
	2006	2005	2005

Balance at the beginning of period	$6,503	$13,980	$11,722
Allowance at purchase	-	-	2,669
Charge-offs	(4,251)	(5,227)	(5,697)
Recoveries	3,549	3,296	3,615
Provision (recovery) for estimated credit losses	(934)	(5,546)	449

Balance at the end of the period	$4,867	$6,503	$12,758

5. COLLATERALIZED FINANCINGS

The collateralized financings’ principal and interest is paid monthly with total cash received from the corresponding securitized finance receivables collateralizing the notes. If the cash received within the month is insufficient to pay the note principal and interest, funds are drawn from restricted cash accounts or the Master Trust Account in accordance with the Master Trust Agreement. Interest expense related to these collateralized financings, including the amortization of debt issuance costs, was $1.3 million and $1.7 million for the quarters ended March 31, 2006 and 2005, respectively.

Part I     Financial Information

The following table summarizes the outstanding principal balance of the collateralized financings (in thousands) at:

	Note	Initial Note	March 31,	December 31,
Notes Series	Rate	Amount	2006	2005

Series 2003-A	3.95%	$120,327	$-	$2,072
Series 2004-A1	4.15	29,485	2,302	3,743
Series 2004-A2	4.55	29,298	3,468	5,317
Series 2004-B	5.02	25,896	4,157	5,972
Series 2004-C	4.89	51,992	13,354	18,636
Series 2005-A	4.49	47,742	15,733	20,730
Series 2005-B	4.69	50,684	21,123	27,445
Series 2005-C	5.40	54,933	30,130	38,378

		$410,357	$90,267	$122,293

6. BENEFICIAL INTEREST IN MASTER TRUST

With the establishment of the Master Trust Agreement in 2003, all excess cash flows, as defined, from retained interest in securitized assets, finance receivables, and restricted cash accounts are to be deposited in the Master Trust Account. Once prescribed cash reserve levels are met, cash is released from the Master Trust Account to UAC. This estimated future discounted cash flow is reported as beneficial interest in Master Trust. In determining the fair value of the beneficial interest in Master Trust, estimates must be made for the future prepayments, rates of gross credit losses and credit loss severity, and delinquencies as they impact the amount and timing of the estimated cash flows from the Master Trust. The average of the interest rates on the receivables exceeds the interest rates on the securities issued in the securitization and the servicing and surety fees. This excess cash is held by the Master Trust Account and released based on reserve requirements of the Master Trust. These estimated cash flows from the Master Trust are then discounted to reflect the present value.

The assumptions used to calculate the beneficial interest in Master Trust are as follows:

•
Credit Loss Assumptions—Prior to December 31, 2005, estimated net credit losses were calculated using the loss to liquidation methodology for each securitized pool. The loss to liquidation methodology takes into account the current loss level of each securitized pool and its “pool factor,” which is the percentage remaining of the original pool balance. Dividing the current cumulative net loss for each pool by its corresponding pool factor, future projected cumulative net losses were calculated.

Beginning December 31, 2005, gross credit losses are calculated using the loss to liquidation factor methodology as discussed above. However, recovery cash flows from gross credit losses are estimated independently as two different cash flow streams. These two recovery cash flow streams are:
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

Part I     Financial Information

o
Bankruptcy recovery - consists of cash recovered from accounts charged off and in bankruptcy status. Bankruptcy cash flows are somewhat independent of default rates due to bankruptcy court involvement and the latitude allowed debtors during the bankruptcy process. In recent months, UAC has observed a reasonably predictable cash flow stream from bankruptcy payments in each securitized pool. This cash flow stream will, however, eventually expire as the bankruptcy cases are dismissed from the various courts with either a successful or non-successful outcome. A previous twelve month average of bankruptcy cash flows is calculated for each pool. This value is then reduced on a straight line basis over either a 30 or 42 month period.

Finally, gross credit losses are netted against the two recovery cash streams to estimate future net credit losses.

The weighted average net credit loss assumption as a percentage of the original principal balance over the life of the receivables to value beneficial interest in Master Trust was 8.88% and 8.93% at March 31, 2006 and December 31, 2005, respectively.

Prepayment Assumptions—UAC estimates prepayments by evaluating the historical prepayment performance of each pool of receivables. UAC used annual prepayment rates ranging from 28.7% to 39.1% at March 31, 2006 as compared to 27.8% to 42.3% at December 31, 2005.

Discount Rate Assumptions—UAC determines the estimated fair value of its beneficial interest in Master Trust by discounting the expected cash flows released from the Master Trust Account (the cash out method) using a discount rate that UAC believes is commensurate with the risks involved. UAC used a discount rate of 15% to value the beneficial interest in Master Trust at March 31, 2006 and December 31, 2005 to reflect current market conditions and UAC’s financial position.

7. FINANCE RECEIVABLES - NET

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

Part I     Financial Information

Finance receivables - net outstanding is as follows (in thousands):

	March 31, 2006	December 31, 2005

Finance receivables, gross	$101,340	$97,820
Unearned interest	(9,959)	(9,868)
Finance receivables, net of unearned finance charge income	91,381	87,952

Accretable unearned acquisition discounts and fees	(11,628)	(11,137)
Finance receivables, net of discounts and fees	79,753	76,815

Allowance for loan losses	(5,916)	(6,031)

Finance receivables, net	$73,837	$70,784

Activity in the allowance for credit losses on finance receivables is as follows (dollars in thousands):

	Quarters Ended
	March 31,	December 31,
	2006	2005

Balance at beginning of period	$6,031	$5,200
Charge-offs, net of recoveries (1)	(1,186)	(407)
Provision for estimated credit losses	1,071	1,238

Balance at the end of the period	$5,916	$6,031

Net charge offs	$1,186	$407
Finance receivables, net of unearned finance charges	$91,381	$87,952

Allowance for loan losses as a percent of finance receivables, net of unearned finance charges	6.47%	6.86%

Annualized net charge offs as a percent of finance receivables, net of unearned finance charges	5.19%	1.85%

Allowance for loan losses as a percent of annualized net charge offs	124.70%	370.45%

(1) Charge-offs do not include loans subject to SOP 03-3 which were charged off during the quarter ended December 31, 2005.

Part I     Financial Information

8. OTHER ASSETS

Other assets are as follows (in thousands) at:

	March 31, 2006	December 31, 2005

Receivable from servicer	$343	$1,124
Prepaid expenses	590	712
Property, equipment and leasehold improvements, net	555	601
Dealer premium rebate receivable, net	90	338
Receivables held for investment, net	2,397	269
Other	290	271
Total other assets	$4,265	$3,315

9. CREDITOR NOTES PAYABLE

In connection with UAC’s Plan of Reorganization and distributions and as a result of White River’s purchase of the majority of UAC’s general unsecured claims and Subordinated Notes, UAC’s creditor notes payable principle amounts (in thousands) are as follows at:

	March 31, 2006			December 31, 2005
	Carrying	Contractual	Total	Carrying	Contractual	Total
	Value	Remaining	Contractual	Value	Remaining	Contractual
		Debt Not	Remaining		Debt Not	Remaining
		Owned by	Debt		Owned by	Debt
		White River			White River
Restructured debt:
Class 2A general unsecured claims	$180	$405	$1,330	$164	$405	$1,330
Class 2A1 general unsecured claims	-	-	-	-	-	-
Restructured senior notes	-	-	-	-	-	-
Restructured subordinated notes	1,451	5,041	46,383	1,296	5,041	46,383
Senior accrual notes	-	-	4,106	-	-	4,106
Subordinated accrual notes	1	431	3,964	1	431	3,964

Total creditor notes payable	$1,632	$5,877	$55,783	$1,461	$5,877	$55,783

10. INCOME TAXES

On August 31, 2005, White River acquired Coastal Credit, an operating business within UAC’s historical line of business. With this acquisition, it is now more likely than not that a portion of the deferred tax assts will be realized by White River. As part of the acquisition purchase accounting, the taxable income of Coastal Credit was estimated and partially offset by the taxable loss of UAC and corporate expenses of White River for remainder of tax year 2005 and the following five years. The results of these estimates were a reduction in the valuation allowance of $4.7 million at August 31, 2005. This adjustment to the valuation allowance was offset by a reduction to goodwill as part of the purchase of Coastal Credit.

Part I     Financial Information

White River reviews the valuation allowance based on the estimated taxable income for the next five years and makes adjustments as required. The income tax benefit approximated $532,000 for the quarter ended March 31, 2006. This income tax benefit was the result of a $579,000 benefit from the reversal of a portion of the valuation allowance based on the estimated taxable income for the next five years partially offset by state income tax expense of approximately $47,000.

11. BUSINESS SEGMENT INFORMATION

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

Set forth in the table below is certain financial information with respect to White River’s segments. Information for the quarter ended March 31, 2005 is excluded since UAC was the only reportable segment during that period.

For The Quarter Ended March 31, 2006	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$3,885	$6,847	$10	$10,742

Interest expense	(1,625)	(1,198)	(499)	(3,322)

Net interest margin	2,260	5,649	(489)	7,420

Recovery (provision) for estimated credit losses	934	(1,071)	-	(137)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	3,194	4,578	(489)	7,283

Total other revenues (charges), net	(2,187)	(94)	-	(2,281)

Total other expenses	1,281	2,603	513	4,397

Income (loss) before income taxes	$(274)	$1,881	$(1,002)	$605

Part I     Financial Information

The following table presents assets with respect to White River’s segments (in thousands) at:

	March 31,	December 31,
	2006	2005

Corporate and other	$6,653	$6,918
Coastal Credit	110,841	108,165
UAC	123,112	151,911

	$240,606	$266,994

12. STOCK BASED COMPENSATION

Effective January 1, 2006, the restated employment agreement between Coastal Credit and William McKnight, president of Coastal Credit, includes a long-term incentive award. This award provides for the payment, in cash, of the value of 100,000 shares of White River stock, vesting in three annual increments of 33,333.33 shares on January 1, 2007, 2008 and 2009. SFAS No. 123R, Share-Based Payment, is used for guidance in accounting for this award. The value of payment is to be determined based on the mean of the trading value of White River shares for 20 trading days prior to the vesting date. Compensation expense related to this award approximated $128,000 for the quarter ended March 31, 2006 and is included in salaries and benefits expense in the accompanying condensed consolidated statements of operations.

13. EARNINGS PER SHARE

Basic earnings per share are calculated by dividing the reported net income for the period by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding during a period is weighted for the portion of the period that the shares were outstanding. The 3,500,000 shares issued in the subscription offering occurred on August 31, 2005. Diluted earnings per share include the dilutive effect of warrants that were granted on August 31, 2005. All stock options have been excluded from the 2005 earnings per share calculation as the effect would have been anti-dilutive. Basic and diluted earnings per share have been computed as follows (dollars in thousands except per share data):

	Quarters Ended March 31,
	2006	2005

Net Income (Loss) in thousands	$1,137	$(1,208)

Weighted average shares outstanding	3,812,822	310,191

Incremental shares from assumed conversions:
Warrants	51,264	-

Weighted average shares and assumed incremental shares	3,864,086	310,191

Earnings per share:

Basic	$0.30	$(3.89)

Diluted	$0.29	$(3.89)

Part I     Financial Information

14. COMMITMENTS AND CONTINGENCIES

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

Part I     Financial Information

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIOINS.

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

Part I     Financial Information

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

The allowance for loan losses is established systematically by management based on the determination of the amount of probable credit losses inherent in the finance receivables as of the reporting date. Coastal Credit reviews charge off experience factors, delinquency reports, historical collection rates and other information in order to make the necessary judgments as to probable credit losses inherent in the portfolio as of the reporting date. Assumptions regarding probable credit losses are reviewed quarterly and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumptions increase, there could be an increase in the amount of allowance for loan losses required, which could decrease the net carrying value of finance receivables and increase the provision for loan losses recorded on the consolidated statements of operations. Coastal Credit believes that the existing allowance for loan losses is sufficient to absorb probable finance receivable losses.

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

Part I     Financial Information

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

All charged off loans are transferred to a Profit and Loss (P&L) Department. The P&L Department attempts to collect the contract until the borrower has paid the contract or all legal remedies have been exhausted. Collection costs are recaptured from these collections. Collections and expenses for the period are netted and recorded as other income/expense.  Amounts collected on a charged-off account in excess of collection costs reduce the provision for estimated credit losses.

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

The ultimate realization of the deferred tax asset depends on White River’s ability to generate sufficient taxable income in the future and their ability to prevent an ownership change for tax purposes. The valuation allowance has been determined pursuant to the provisions of FASB Statement No. 109, Accounting for Income Taxes, including White River’s estimation of future taxable income, and reduces the total deferred tax asset to an amount deemed more likely than not to be realized.

On August 31, 2005, White River acquired Coastal Credit, an operating business within UAC’s historical line of business. With this acquisition, it is now likely that at least a portion of the deferred tax assts will be realized by White River. As part of the acquisition purchase accounting, the taxable income of Coastal Credit was estimated and partially offset by the taxable loss of UAC and corporate expenses of White River for remainder of tax year 2005 and the following five years. The results of these estimates were a reduction in the valuation allowance of $4.7 million at August 31, 2005. This adjustment to the valuation allowance was offset by a reduction to goodwill as part of the purchase of Coastal Credit.

White River periodically reviews the valuation allowance based on the estimated taxable income for the next five years and makes adjustments as required. These future adjustments will be recorded as income tax expense (benefit). The income tax benefit approximated $532,000 for the quarter ended March 31, 2006. This income tax benefit was the result of a $579,000 benefit from the review of the valuation allowance based on the estimated taxable income for the next five years partially offset by state income tax expense of approximately $47,000.

Part I     Financial Information

Results of Operations

Executive Summary

As a result of the Share Exchange, management’s discussion and analysis of results of operations include results of UAC and White River as though they always coexisted. With the acquisition of Coastal Credit on August 31, 2005, results of operations include results of Coastal Credit after that date.

The Quarter Ended March 31, 2006 Compared to the Quarter Ended March 31, 2005

Net income was $1.1 million, or $0.29 per diluted share, for the quarter ended March 31, 2006, compared to net loss of $(1.2) million, or $(3.89) per diluted share, for the quarter ended March 31, 2005. The improvement from the prior year is primarily due to the elimination of a substantial portion of the accretion and interest expense from creditor notes payable resulting from the purchase by White River of general unsecured claims and Subordinated Notes of UAC, the acquisition of Coastal Credit on August 31, 2005 which contributed $1.9 million and the tax benefit recorded.

Discussion of Results

The following table presents consolidated financial information for White River for the periods indicated (in thousands):

	Quarters Ended March 31,
	2006	2005
INTEREST:
Interest on receivables	$10,032	$4,480
Accretion and other interest	710	1,550

Total interest income	10,742	6,030

Interest expense	(3,322)	(4,023)

Net interest margin	7,420	2,007

Provision for estimated credit losses	(137)	(449)

Net interest margin after provision for estimated credit losses	7,283	1,558

OTHER REVENUES:
Credit (charge) to Master Trust—net	(2,388)	(1,623)
Other income	107	258

Total other revenues, net	(2,281)	(1,365)

OTHER EXPENSES:
Salaries and benefits	1,995	92
Third party servicing expense	703	810
Operating expenses	1,624	390
Bankruptcy costs	75	109

Total other expenses	4,397	1,401

INCOME (LOSS) BEFORE INCOME TAXES	605	(1,208)

INCOME TAXES BENEFIT	532	-

NET INCOME (LOSS)	$1,137	$(1,208)

Part I     Financial Information

The Quarter Ended March 31, 2006 Compared to the Quarter Ended March 31, 2005 - Consolidated

Interest on receivables increased 123.9% to $10.0 million compared to $4.5 million for the quarters ended March 31, 2006 and 2005, respectively. Interest on receivables from UAC decreased $1.3 million due to a lower average securitized finance receivable and receivables held for investment balance of $99.0 million during the quarter ended March 31, 2006 as compared to $131.4 million during the quarter ended March 31, 2005. Coastal Credit contributed $6.8 million to the increase based on an average finance receivable balance of $78.1 million for the quarter ended March 31, 2006.

Accretion and other interest decreased 54.2% to $0.7 million compared to $1.6 million for the quarters ended March 31, 2006 and 2005, respectively. UAC contributed $0.9 million to this decrease from a decrease in accretion income of the beneficial interest in Master Trust. The fair value of beneficial interest in Master Trust has increased between the periods primarily as a result of reductions in estimated securitized finance receivable net losses. As an increase in the fair value of beneficial interest in Master Trust is recorded, an adjustment is recorded to increase accumulated other comprehensive income in the shareholders’ equity section of the consolidated balance sheet. The accumulated other comprehensive income is accreted over time as interest income. This increase in the quarter ended March 31, 2005 coupled with the cash distribution that was occurring from the Master Trust Account resulted in higher accretion income for the quarter.

Interest expense decreased 17.4% to $3.3 million compared to $4.0 million for the quarters ended March 31, 2006 and 2005, respectively. UAC interest expense decreased by $2.4 million due to the decrease in interest expense and accretion expense from the UAC creditor notes payable purchased by White River and by the decrease in the average collateralized financings of $106.1 million during the quarter ended March 31, 2006 compared to $138.7 million during the same period ended March 31, 2005. The UAC interest expense decrease was partially offset by the interest expense from Coastal Credit and Corporate and Other. Coastal Credit interest expense was $1.2 million. Interest expense of Corporate and Other was $0.5 million which is primarily related to the secured note payable.

Provision for estimated credit losses was $0.1 million compared to $0.4 million for the quarters ended March 31, 2006 and 2005, respectively. UAC contributed a recovery of $0.9 million to the provision from estimated credit losses due to the continued improved performance of the securitized finance receivable portfolio and the reduction of the allowance for credit losses from reduced securitized receivable balances at March 31, 2006 as compared to the same period in 2005. This recovery was offset by $1.0 million provision at Coastal Credit for the quarter ended March 31, 2006.

The credit (charge) to Master Trust, net was a $(2.4) million charge for the quarter ended March 31, 2006 compared to a $(1.6) million charge for the quarter ended March 31, 2005. Charge to Master Trust is expense related to future transfers of funds to the Master Trust from securitized finance receivables of UAC. As additional securitized finance receivables were purchased and the projected losses of UAC’s securitized finance receivables decreased during 2005, interest income increased, and thus the amounts related to future transfers of funds to the Master Trust increased, resulting in an increase in the charge to Master Trust. UAC is the only segment that reports this activity.

Other income was $0.1 million compared to $0.3 million for the quarters ended March 31, 2006 and 2005, respectively. UAC contributed $0.1 million to this decrease from a decline in refunds of dealer rebates from charged-off and prepaid finance contracts and amounts collected on previously charged-off balances net of expenses.

Salaries and benefits increased to $2.0 million for the quarter ended March 31, 2006 compared to $0.1 million for the quarter ended March 31, 2005. There was no significant change in salaries and benefits for UAC during these periods. Coastal Credit contributed $1.8 million to the increase. Corporate and Other contributed $0.1 million to the increase in salaries and benefits.

Part I     Financial Information

Operating expenses increased to $1.6 million for the quarter ended March 31, 2006 compared to $0.4 million for the quarter ended March 31, 2005. UAC operating expenses of $0.4 million was unchanged between these periods. Coastal Credit contributed $0.8 million to the increase in operating expense. Corporate and Other contributed $0.4 million to the increase in operating expense between these periods. These Corporate and Other expenses were primarily professional fees.

Third party servicing expenses decreased 13.2% to $0.7 million for the quarter ended March 31, 2006 compared to $0.8 million for the quarter ended March 31, 2005. UAC is the only segment that incurs this expense. This decrease is the result of decline in the number of accounts serviced by the third party servicer during the quarter ended March 31, 2006 as compared to March 31, 2005. UAC pays a monthly servicing fee per active receivable. As the number of accounts decrease from the receivables, the third party servicing expense decreases.

Bankruptcy costs are professional fees and expenses associated with the bankruptcy proceedings of UAC. These costs were $0.1 million for the quarters ended March 31, 2006 and 2005. UAC is the only segment that incurs these costs which were for the purpose of assisting the reorganized company in complying with its bankruptcy plan.

Income tax benefit approximated $532,000 for the quarter ended March 31, 2006. This income tax benefit was the result of a $579,000 benefit from the reduction of a portion of the valuation allowance based on the estimated taxable income for the next five years partially offset by state income tax expense of approximately $47,000.

With the acquisition of Coastal Credit on August 31, 2005, White River has a historically profitable subsidiary that will enable White River to recognize a portion of the net operating loss (“NOL”) carryforwards. White River currently projects taxable income for five years for this purpose. During the quarter ended March 31, 2006, White River's determination of net income tax benefit took account of projections for the first quarter 2011 which resulted in an increase in the deferred tax asset of $0.6 million for the quarter ended March 31, 2006.

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

Part I     Financial Information

Discussion of Results of Operations of UAC

The following table presents consolidated financial information for UAC for the periods indicated (in thousands):

	Quarters Ended March 31,
	2006	2005
INTEREST:
Interest on receivables	$3,185	$4,480
Accretion and other interest	700	1,550

Total interest income	3,885	6,030

Interest expense	(1,625)	(4,023)

Net interest margin	2,260	2,007

Recovery (provision) for estimated credit losses	934	(449)

Net interest margin after recovery (provision) for estimated credit losses	3,194	1,558

OTHER REVENUES:
Credit (charge) to Master Trust—net	(2,388)	(1,623)
Other income	201	258

Total other revenues, net	(2,187)	(1,365)

OTHER EXPENSES:
Salaries and benefits	119	92
Third party servicing expense	703	810
Operating expenses	384	390
Bankruptcy costs	75	109

Total other expenses	1,281	1,401

LOSS BEFORE INCOME TAXES	(274)	(1,208)

INCOME TAXES	-	-

NET LOSS	$(274)	$(1,208)

The Quarter Ended March 31, 2006 Compared to the Quarter Ended March 31, 2005 - UAC

Interest on receivables decreased 28.9% to 3.2 million compared to $4.5 million for the quarters ended March 31, 2006 and 2005, respectively. This decrease is attributable to a lower average securitized finance receivable balance of $99.0 million during the quarter ended March 31, 2006 as compared to $131.4 million during the quarter ended March 31, 2005.

Accretion and other interest decreased 54.8% to $0.7 million compared to $1.6 million for the quarters ended March 31, 2006 and 2005, respectively. The fair value of beneficial interest in Master Trust has increased between the periods primarily as a result of reductions in estimated securitized finance receivable net losses. As an increase in the fair value of beneficial interest in Master Trust is recorded, an adjustment is recorded to increase accumulated other comprehensive income in the shareholders’ equity section of the consolidated balance sheet. The accumulated other comprehensive income is accreted over time as interest income. The cash distributions that were occurring from the Master Trust Account during the quarter ended March 31, 2005 was greater than projected resulting in higher accretion income for the quarter. The individual

Part I     Financial Information

components of accretion and other interest income are shown in the following table (in thousands):

	Quarters Ended March 31,
	2006	2005

UAC discount accretion for beneficial interest in Master Trust	$480	$1,425
UAC interest on restricted cash balances	220	125

UAC accretion and other interest income	$700	$1,550

Interest expense decreased 59.6% to $1.6 million compared to $4.0 million for the quarters ended March 31, 2006 and 2005, respectively. The decrease in interest expense of $2.4 million is due to the decrease in interest expense and accretion expense from the UAC creditor notes payable purchased by White River and the decrease in the average collateralized financings of $106.1 million during the quarter ended March 31, 2006 compared to $138.7 million during the same period ended March 31, 2005.

Recovery (provision) for estimated credit losses was a recovery of $0.9 million compared to a provision of $(0.4) million for the quarters ended March 31, 2006 and 2005, respectively. The $1.3 million change in provision for estimated credit losses is due to stronger than projected cash flows from recoveries on defaulted receivables during the quarter ended March 31, 2006. Management expects this trend to continue.

The credit (charge) to Master Trust, net was a $(2.4) million charge for the quarter ended March 31, 2006 compared to a $(1.6) million charge for the quarter ended March 31, 2005. Charge to Master Trust is expense related to future transfers of funds to the Master Trust from securitized finance receivables of UAC. As additional securitized finance receivables were purchased and the projected losses of UAC’s securitized finance receivables decreased during 2005, interest income increased, and thus the amounts related to future transfers of funds to the Master Trust increased, resulting in an increase in the charge to Master Trust.

Other income was $0.2 million compared to $0.3 million for the quarters ended March 31, 2006 and 2005, respectively. This decrease is the result of a decline in refunds of dealer rebate from charged-off and prepaid finance contracts and amounts collected on previously charged-off balances net of expenses.

Salaries and benefits was $119,000 for the quarter ended March 31, 2006 compared to $92,000 for the quarter ended March 31, 2005. The increase in the quarter ended March 31, 2006 was primarily the result of a non-recurring refund received in 2005 from the overpayment of employee benefits.

Operating expenses was relatively unchanged at $0.4 million for the quarters ended March 31, 2006 and 2005. These expenses are primarily the result of professional fees.

Third party servicing expenses decreased 13.2% to $0.7 million for the quarter ended March 31, 2006 compared to $0.8 million for the quarter ended March 31, 2005. UAC is the only segment that incurs this expense. This decrease is the result of decline in the number of accounts serviced by the third party servicer during the quarter ended March 31, 2006 as compared to March 31, 2005. UAC pays a monthly servicing fee per active receivable. As the number of accounts decrease from the receivables, the third party servicing expense decreases.

Bankruptcy costs are professional fees and expenses associated with the bankruptcy proceedings of UAC. These costs were $0.1 million for the quarters ended March 31, 2006 and 2005.

Part I     Financial Information

Discussion of Results of Operations of Coastal Credit

The following table presents financial information for Coastal Credit for the period indicated (in thousands):

Quarter Ended March 31,
2006
INTEREST:
Interest on receivables	$6,847

Interest expense	(1,198)

Net interest margin	5,649

Provision for estimated credit losses	(1,071)

Net interest margin after provision for estimated credit losses	4,578

OTHER REVENUES:
Other income	(94)

Total other revenues (charges), net	(94)

OTHER EXPENSES:
Salaries and benefits	1,804
Operating expenses	799

Total other expenses	2,603

INCOME BEFORE INCOME TAXES	1,881

INCOME TAXES	-

NET INCOME	$1,881

Quarter Ended March 31, 2006 - Coastal Credit

Net income at Coastal Credit was $1.9 million for the quarter ended March 31, 2006.

Interest on receivables was $6.8 million for the quarter ended March 31, 2006. This was attributable to an average finance receivable balance of $78.1 million for the quarter. In addition, Coastal Credit acquires contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. Accordingly, dealer acquisition discounts and fees reduce the carrying value of finance receivables and are accreted as an adjustment to yield over the life of the loans.

Interest expense was $1.2 million for the quarter ended March 31, 2006. This was attributable to an average line of credit balance and subordinated debentures of $52.6 million and $7.7 million, respectively, for the quarter ended March 31, 2006.

Provision for estimated credit losses is charged to income to bring Coastal Credit’s allowance for estimated credit losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for estimated credit losses was $1.1 million for the quarter ended March 31, 2006.

Part I     Financial Information

Discussion of Results of Operations of Corporate and Other

The following table presents financial information for Corporate and Other for the period indicated (in thousands):

Quarter Ended March 31,
2006
INTEREST:
Interest on receivables	$-
Accretion and other interest	10

Total interest income	10

Interest expense	(499)

Net interest margin	(489)

Provision for estimated credit losses	-

Net interest margin (deficit) after provision for estimated credit losses	(489)

OTHER REVENUES:

Total other revenues, net	-

OTHER EXPENSES:
Salaries and benefits	72
Operating expenses	441

Total other expenses	513

LOSS BEFORE INCOME TAXES	(1,002)

INCOME TAXES	532

NET LOSS	$(470)

The Quarter Ended March, 2006 - Corporate and Other

Accretion and other interest was $10,000 for the quarter ended March 31, 2006. This amount represents interest income related to interest bearing cash accounts.

Interest expense was $499,000 for the quarter ended March 31, 2006. This interest is related to the secured note payable and notes payable-Coastal Credit purchase holdback. The principal and interest related to the notes payable-Coastal Credit purchase holdback was paid in full on March 31, 2006

Total other expenses were $513,000 for the quarter ended March 31, 2006. This expense is primarily professional fees incurred by the holding company.

Financial Condition as of March 31, 2006 and December 31, 2005

Securitized Finance Receivables, Net

Securitized finance receivables, net balance is 29.9% less at March 31, 2006 compared to December 31, 2005. This decrease is attributable to the normal runoff of the portfolio partially offset by the continued repurchasing of receivables from previous off-balance sheet securitizations. The collateralized financing for

Part I     Financial Information

securitization 2003-A was paid in full during the first quarter of 2006. The 2003-A receivables were released from collateral arrangements and, accordingly, are now recorded as receivables held for investment, net. Principal balances of receivables held for investment, securitized finance receivables and the off-balance sheet securitization portfolios are summarized in the following table (in thousands):

	March 31, 2006	December 31, 2005

UAC and Subsidiary Receivables Held for Investment
UAC Owned	$309	$336
UACSC Owned (1)	2,149	-
	2,458	336

Securitized Finance Receivables (2)
2003-A	-	4,167
2004-A1	2,253	3,795
2004-A2	2,975	4,712
2004-B	3,593	5,356
2004-C	11,730	16,837
2005-A	14,035	19,042
2005-B	19,090	25,405
2005-C	27,403	35,717
	81,079	115,031

Off-Balance Sheet Securitizations
2001-B	10,009	12,743
2001-C	28,360	35,009
2002-A	28,112	34,548
	66,481	82,300

Total Portfolios	$150,018	$197,667

(1) On March 8, 2006 the 2003-A note was paid in full. The receivable portfolio is still owned by UACSC but is now recorded as held for investment.
(2) On-balance sheet portfolios held by UACSC for collateralized financings.

Finance Receivables, Net

Finance receivables, net generally have original terms ranging from 32 to 48 months and are secured by the related vehicles.

During the quarter ended March 31, 2006, 32.7% of contracts acquired by Coastal Credit are contracts made with borrowers who are in the United States military. Coastal Credit believes that having in the portfolio a significant percentage of contracts for which the borrowers are United States military personnel

Part I     Financial Information

contributes to lower payment delinquency and greater collection personnel efficiencies. Coastal Credit requests that all borrowers who are in the military use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower. Delinquency of payments on contracts paid by allotment historically has been less than delinquency of payments on contracts not paid by allotment. As a result, the collection effort associated with the military contracts requires substantially less time, allowing Coastal Credit’s collection staff to focus on an increasing number of non-military contracts.

As of March 31, 2006, Coastal Credit’s finance receivables consisted exclusively of contracts acquired by Coastal Credit without credit recourse to the dealer. Although all the contracts in Coastal Credit’s portfolio were acquired without credit recourse, each dealer remains liable to Coastal Credit for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

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

Beneficial Interest in Master Trust

Beneficial interest in Master Trust increased to $17.8 million at March 31, 2006 compared to $14.0 million at December 31, 2005. This increase is primarily due to lower than projected net credit losses on the UAC finance receivables underlying the Master Trust. UAC used a 15% discount rate to value the beneficial interest in Master Trust as of March 31, 2006 and December 31, 2005

UAC continually assesses the adequacy of its beneficial interest in Master Trust cash flow model and, as necessary, adjusts both its cash flow model and the balance of the beneficial interest in Master Trust accordingly. Adjustments to beneficial interest in Master Trust are recorded as accumulated other comprehensive income in the shareholders’ equity section of the consolidated balance sheet and are accreted over time as accretion and other interest. The anticipated amortization period of the accumulated other comprehensive income is based on the estimated cash flows from the Master Trust which is projected to be completed by 2010. Accumulated other comprehensive income was $16.7 million and $13.3 million at March 31, 2006 and December 31, 2005, respectively.

Collateralized Financings

Collateralized financings were $90.3 million at March 31, 2006, compared to $122.3 million at December 31, 2005. The decrease was the result of principal payments to note holders that correspond to the principal reduction of securitized finance receivable-net.

UAC may continue to call its off-balance sheet securitizations as the opportunity arises where funding and surety arrangements can be established to accomplish such transactions and reduce interest expense. UAC currently does not have a commitment from the surety of the securitizations for additional collateralized financings.

Accrued Interest Payable

Accrued interest payable was $2.0 million at March 31, 2006, compared to $2.1 million at December

Part I     Financial Information

31, 2005. The relatively unchanged balance of accrued interest payable is a reflection of the consistent average debt balances between the periods.

Creditor Notes Payable

Creditor notes payable was $1.6 million at March 31, 2006, compared to $1.5 million at December 31, 2005. The increase was the result of the accretion of the valuation discount.

Liquidity and Capital Resources for the Quarters Ended March 31, 2006 and 2005

Net cash provided by operating activities was $2.7 million and $2.6 million for the quarters ended March 31, 2006 and 2005, respectively. The increase in net cash flows from operating activities was primarily from net income (loss) activity during the periods.

Net cash provided by investing activities was $24.0 million for the quarter ended March 31, 2006 compared to net cash used in investing activities of $(12.0) million for the quarter ended March 31, 2005. Included in the net cash used in investing activities for the quarter ended March 31, 2005 was $45.4 million related to the purchase of securitized finance receivables. No such purchases occurred during the quarter ended March 31, 2006. This change was partially offset by the subsequent collection of securitized finance receivables and finance receivables and to changes in restricted cash.

Net cash used in financing activities was $(27.5) million for the quarter ended March 31, 2006 compared to net cash provided by financing activities of $8.8 million for the quarter ended March 31, 2005. Net cash flows used in financing activities for the quarter ended March 31, 2006 primarily resulted from the $32.0 million principal payments of collateralized financing partially offset by borrowings on the line of credit during the period. Net cash provided by financing activities for the quarter ended March 31, 2005 primarily resulted from net proceeds from collateralized financings of $11.5 million partially offset by the principal payment on UAC payments on creditor notes payable of $2.8 million.

At March 31, 2006, White River and its subsidiaries had cash and cash equivalents of $6.1 million compared to $3.1 million at March 31, 2005. White River and its subsidiaries have ongoing cash flow requirements to support their operations.

Coastal Credit has a revolving credit facility from a lending institution with a maximum borrowing limit of $80.0 million. This facility will increase to $100 million in July 2006. The maturity date is December 31, 2009. As of March 31, 2006, Coastal Credit had $56.0 million of indebtedness outstanding under this facility. Total availability under the line of credit was $67.0 million based upon the level of eligible collateral with $11.0 million available in excess of the amount utilized at March 31, 2006. The credit facility is secured by substantially all of the assets of Coastal Credit. In addition, White River has provided an unconditional corporate guaranty. Coastal Credit must maintain specified financial ratios within guidelines established by the lender and is in compliance with these ratios. Interest is paid monthly at a variable rate, based on meeting certain financial criteria. At March 31, 2006, the rate was the London Interbank Offered Rate (“LIBOR”) plus 2.85% (7.48% at March 31, 2006). There is an annual commitment fee of 1/8 of 1% on the average daily unused commitment. In the event of a significant pay down or an earlier retirement of the revolver commitment, Coastal Credit would sustain certain prepayment penalties. This facility limits distributions Coastal Credit may make to White River to 50% of Coastal Credit’s net income in addition to permitted payments on subordinated debt (including Whiter River debt guaranteed by Coastal Credit.)

Coastal Credit has $7.7 million in subordinated debentures outstanding at March 31, 2006. Interest on the notes is payable quarterly at a fixed rate of interest of 12% per annum. At March 31, 2006, approximately 73% the holders of subordinated debentures were related parties. All of the subordinated debt matures in 2007

Part I     Financial Information

and is subordinated to the line of credit and White River’s secured note payable.

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

White River, as the parent company, paid in full the remaining principal and interest related to the holdback indebtedness from the acquisition of Coastal Credit to the previous owners on March 31, 2006.

White River has outstanding $15.0 million in a secured note at March 31, 2006. Interest on the note is payable quarterly in arrears at a fixed rate of 10.75% per annum. The secured note payable is secured by White River’s ownership interest in Coastal Credit and is guaranteed by Coastal Credit, but subordinate to the revolving credit facility. Principal will be payable in sixteen quarterly installments of $937,500 commencing July 1, 2006. Prepayment of the note is allowed beginning July 1, 2007. There is a 2% prepayment penalty if prepayment occurs between July 1, 2007 and June 30, 2008. This prepayment is 1% if prepayment occurs between July 1, 2008 and June 30, 2009. There is no penalty if the prepayment occurs after June 30, 2009.

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

Part I     Financial Information

Securitized Finance Receivables

Selected information about active UAC securitizations (dollars in thousands):

Current Transaction	Initial Transaction	Original Amount of Initial Transaction	Remaining Balance at March 31, 2006	Remaining Balance as a Percentage of Original Amount	Net Loss Incurred to Original Amount at March 31, 2006

On Balance Sheet Securitized Finance Receivables:
2004-A1	1999-C	$364,792	$2,253	0.62%	9.53%
2004-A2	1999-D	302,693	2,975	0.98%	11.04%
2004-B	2000-A	282,721	3,593	1.27%	9.08%
2004-C	2000-B	534,294	11,730	2.20%	11.69%
2005-A	2000-C	499,999	14,035	2.81%	9.71%
2005-B	2000-D	510,000	19,090	3.74%	10.34%
2005-C	2001-A	573,000	27,403	4.78%	9.45%
		3,067,499	81,079

Off Balance Sheet Securitized Finance Receivables:
2001-B		150,002	10,009	6.67%	7.60%
2001-C		330,000	28,360	8.59%	7.06%
2002-A		300,000	28,112	9.37%	5.26%
		780,002	66,481

Total		$3,847,501	$147,560	3.84%	8.75%

Securitized finance receivables displayed typical seasonal trends with decreases in delinquency and net losses during the quarter ended March 31, 2006.

Part I     Financial Information

Delinquency experience of securitized finance receivables at UAC (dollars in thousands):

	March 31, 2006	December 31, 2005

Securitized finance receivables principal balance	$81,079	$115,031

Delinquencies:
30-59 days	4,134	7,703
60-89 days	1,167	2,390
90+ days	607	1,271
Total delinquencies	$5,908	$11,364

Delinquencies as a percentage of securitized finance receivables	7.3%	9.9%

Off-balance sheet finance receivables principal balance	$66,481	$82,300

Delinquencies:
30-59 days	1,776	2,737
60-89 days	388	859
90+ days	237	553
Total delinquencies	$2,401	$4,149

Delinquencies as a percentage of securitized finance receivables	3.6%	5.0%

Provisions are made for estimated net credit losses of securitized finance receivables in conjunction with each repurchase of an off-balance sheet securitization. The cumulative credit loss assumptions used for the pools of receivables repurchased as of March 31, 2006 ranged from 9.01% to 11.81%, compared to a range of 7.34% to 11.87% as of December 31, 2005. The receivables related to the 2003-A securitization were recorded as receivables held for investment during March 2006 and have been excluded from the Securitized finance receivable principal balance and delinquencies of the March 31, 2006 results.

Part I     Financial Information

Allowance for loan losses of securitized finance receivables at UAC ($ in thousands):

	Quarters Ended
	March 31,	December 31,	March 31,
	2006	2005	2005

Balance at the beginning of period	$6,503	$13,980	$11,722
Allowance at purchase	-	-	2,669
Charge-offs	(4,251)	(5,227)	(5,697)
Recoveries	3,549	3,296	3,615
Provision (recovery) for estimated credit losses	(934)	(5,546)	449

Balance at the end of the period	$4,867	$6,503	$12,758

Net charge offs	$702	$1,931	$2,082
Securitized finance receivables	$81,079	$115,031	$134,074

Allowance for loan losses as a percent of securitized finance receivables	6.00%	5.65%	9.52%

Annualized net charge offs as a percent of securitized finance receivables	3.46%	6.71%	6.21%

Allowance for loan losses as a percent of annualized net charge offs	173.33%	84.19%	153.19%

Finance Receivables

Delinquency experience of finance receivables at Coastal Credit, including unearned interest ($ in thousands):

	March 31,	December 31,
	2006	2005

Finance receivables - gross balance	$101,340	$97,820

Delinquencies:
30-59 days	994	1,124
60-89 days	623	768
90+ days	597	878
Total delinquencies	$2,214	$2,770

Delinquencies as a percentage of finance receivables - gross balance	2.2%	2.8%

Part I     Financial Information

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

Allowance for loan losses of finance receivables ($ in thousands):

	Quarters Ended
	March 31,	December 31,
	2006	2005

Balance at beginning of period	$6,031	$5,200
Charge-offs, net of recoveries (1)	(1,186)	(407)
Provision for estimated credit losses	1,071	1,238

Balance at the end of the period	$5,916	$6,031

Net charge offs	$1,186	$407
Finance receivables, net of unearned finance charges	$91,381	$87,952

Allowance for loan losses as a percent of finance receivables, net of unearned finance charges	6.47%	6.86%

Annualized net charge offs as a percent of finance receivables, net of unearned finance charges	5.19%	1.85%

Allowance for loan losses as a percent of annualized net charge offs	124.70%	370.45%

(1) Charge-offs do not include loans subject to SOP 03-3 which were charged off during the quarter ended December 31, 2005.

Discussion of Forward-Looking Statements

The preceding Management’s Discussion and Analysis contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Forward-looking statements are also made elsewhere in this report.  White River publishes other forward-looking statements from time to time. Statements that are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are intended to identify forward-looking statements. We caution you to be aware of the speculative nature of “forward-looking statements.” Although these statements reflect White River’s good faith belief based on current expectations, estimates and projections about (among other things) the industry and the markets in which White River operates and the performance of its subsidiaries’ receivables portfolios, they are not guarantees of future performance. Whether actual results will conform to management’s expectations and predictions is subject to a number of known and unknown risks and uncertainties, including:

▪	the risks an uncertainties discussed in the 2005 Annual Report on Form 10-K;

Part I     Financial Information

▪	general economic, market, or business conditions;

▪	changes in interest rates, the cost of funds, and demand for White River’s financial services;

▪	changes in White River’s competitive position;

▪	White River’s ability to manage growth;

▪	the opportunities that may be presented to and pursued by White River;

▪	competitive actions by other companies;

▪	changes in laws or regulations;

▪	changes in the policies of federal or state regulators and agencies; and

▪	other circumstances, many of which are beyond White River’s control.

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

ITEM 4. CONTROLS AND PROCEDURES.

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

PART II

ITEM 1. LEGAL PROCEEDINGS.

UAC and its subsidiaries filed an adversary proceeding within UAC’s bankruptcy case on July 25, 2005 in the U.S. Bankruptcy Court for the Southern District of Indiana against System & Services Technologies, Inc. (“SST”) seeking unspecified damages for deficiencies in SST’s servicing of securitized and unsecuritized receivables. On February 17, 2006 the U.S. Bankruptcy Court for the Southern District of Indiana granted SST’s motion to dismiss for lack of subject matter jurisdiction. In response to this decision, UAC and its subsidiaries re-filed substantially the same complaint against SST on February 17, 2006 in the U.S. District Court for the Southern District of Indiana. An answer to this complaint was filed on March 15, 2006 by SST. The answer included counterclaims alleging fraud in the initial sale of the servicing platform to SST and underpayment of certain servicing fees. On April 7, 2006, UAC filed a response to the counterclaims filed by SST. UAC believes the counterclaims are without merit and intends to vigorously defend against them.

ITEM 6.  EXHIBITS.

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

White River Capital, Inc.
(Registrant)

May 10, 2006	By:	/s/ Martin J. Szumski
Martin J. Szumski
Chief Financial Officer
(Signing on behalf of the registrant
as Principal Financial Officer)