Form 10-Q
period 2006-06-30
White River Capital Inc
filed 2006-08-09
CIK 1318545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 9, 2006, there were 3,813,155 shares outstanding of the issuer’s Common Stock, without par value.

WHITE RIVER CAPITAL, INC.
FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2006

- INDEX -

ii

PART I  FINANCIAL INFORMATION

PART I

ITEM 1. FINANCIAL STATEMENTS.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

ASSETS	June 30, 2006	December 31, 2005

Cash and cash equivalents	$6,409	$6,878
Restricted cash	18,083	22,739
Securitized finance receivables—net	55,080	109,506
Finance receivables—net	77,758	70,784
Beneficial interest in Master Trust	20,676	13,968
Goodwill	35,097	35,097
Deferred tax assets	5,756	4,707
Other assets	5,810	3,315

TOTAL	$224,669	$266,994

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Collateralized financing	$65,342	$122,293
Line of credit	57,500	51,500
Secured note payable	15,000	15,000
Subordinated debentures	7,700	7,700
Note payable - Coastal Credit purchase holdback	-	3,840
Accrued interest	1,853	2,131
Amounts due to Master Trust	7,314	7,417
Creditor notes payable	1,634	1,461
Other payables and accrued expenses	3,377	2,291

Total liabilities	159,720	213,633

SHAREHOLDERS’ EQUITY:

Preferred Stock, without par value, authorized 3,000,000 shares; none issued and outstanding	-	-
Common Stock, without par value, authorized 20,000,000 shares; 3,813,155 and 3,810,155 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	179,259	179,157
Warrants	534	534
Accumulated other comprehensive income	20,025	13,305
Accumulated deficit	(134,869)	(139,635)

Total shareholders’ equity	64,949	53,361

TOTAL	$224,669	$266,994

See notes to condensed consolidated financial statements.

PART I  FINANCIAL INFORMATION
WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)
	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
INTEREST:
Interest on receivables	$9,577	$5,407	$19,609	$9,887
Accretion and other interest	2,697	4,169	3,407	5,719

Total interest income	12,274	9,576	23,016	15,606

Interest expense	(3,082)	(4,320)	(6,423)	(8,344)

Net interest margin	9,192	5,256	16,593	7,262

Recovery (provision) for estimated credit losses	523	(1,363)	385	(1,812)

Net interest margin after recovery (provision) for estimated credit losses	9,715	3,893	16,978	5,450

OTHER REVENUES:
Charge to Master Trust—net	(5,614)	(1,429)	(8,001)	(3,052)
Gain (loss) from extinguishment of debt	(202)	11,061	(202)	11,061
Other income	3,563	168	3,670	426

Total other revenues, net	(2,253)	9,800	(4,533)	8,435

OTHER EXPENSES:
Salaries and benefits	2,127	78	4,123	171
Third party servicing expense	477	817	1,180	1,627
Other operating expenses	1,611	217	3,217	606
Bankruptcy costs	57	61	131	170

Total other expenses	4,272	1,173	8,651	2,574

INCOME BEFORE INCOME TAXES	3,190	12,520	3,794	11,311

INCOME TAX BENEFIT	439	-	971	-

NET INCOME	$3,629	$12,520	$4,765	$11,311

NET INCOME PER COMMON SHARE (BASIC)	$0.95	$40.36	$1.25	$36.46

NET INCOME PER COMMON SHARE (DILUTED)	$0.94	$40.36	$1.23	$36.46

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,813,155	310,191	3,812,989	310,191

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,868,828	310,191	3,866,358	310,191

See notes to condensed consolidated financial statements.

PART I  FINANCIAL INFORMATION
WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,765	$11,311
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of beneficial interest in Master Trust	(2,942)	(5,395)
Provision (recovery) for estimated credit losses	(385)	1,812
Amortization and depreciation	249	13
Amortization of discount and interest accrued on creditor notes payable	630	4,581
Loss (gain) from extinguishment of debt	202	(11,061)
Deferred income taxes	(1,049)	-
Stock based compensation expense	102	-
Changes in assets and liabilities:
Accrued interest receivable and other assets	(1,231)	1,395
Amounts due to Master Trust	(103)	472
Payment of creditor notes payable accrued interest	(251)	(6,034)
Other payables and accrued expenses	791	(23)
Net cash provided by (used in) operating activities	778	(2,929)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of Coastal Credit purchase holdback	(3,840)	-
Purchase of securitized finance receivables	-	(96,120)
Principal collections and recoveries on securitized finance receivables	53,466	78,703
Purchase of finance receivables	(34,288)	-
Collections on finance receivables	25,210	-
Principal collections and recoveries on receivables held for investment	1,967	-
Collections on beneficial interest in Master Trust	2,953	6,264
Change in restricted cash	4,657	(5,345)
Capital expenditures	(31)	(3)
Net cash provided by (used in) investing activities	50,094	(16,501)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from collateralized financings	-	98,426
Principal payments on collateralized financings	(56,952)	(79,337)
Principal payments on creditor notes payable	(389)	(3,432)
Borrowing on line of credit	6,000	-
Proceeds from notes payable to Castle Creek	-	2,375
Net cash provided by (used in) financing activities	(51,341)	18,032

DECREASE IN CASH AND CASH EQUIVALENTS	(469)	(1,398)
CASH AND CASH EQUIVALENTS—Beginning of period	6,878	3,745
CASH AND CASH EQUIVALENTS—End of period	$6,409	$2,347

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax refunds	$2	$12
Interest paid	$5,899	$7,378
Non cash items:
Transfer of securitized finance receivables—net to other assets after the collateralized financing for securitization 2003-A was paid in full	$2,771	$-

See notes to condensed consolidated financial statements.

PART I  FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

NET INCOME	$3,629	$12,520	$4,765	$11,311

OTHER COMPREHENSIVE INCOME:
Unrealized gain on beneficial interest in Master Trust	5,787	6,263	9,662	10,103
Reclassification adjustment for gain included in net income	(2,462)	(3,970)	(2,942)	(5,395)
Net other comprehensive income	3,325	2,293	6,720	4,708

COMPREHENSIVE INCOME	$6,954	$14,813	$11,485	$16,019

See notes to condensed consolidated financial statements.

PART I  FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

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

New Accounting Pronouncements

During July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 establishes standards for measurement and recognition in financial statements of positions taken by an entity in its income tax returns. In addition, FIN 48 requires new disclosures about positions taken by an entity in its tax returns that are not recognized in its financial statements, information about potential significant changes in estimates related to tax positions and descriptions of open tax years by major jurisdiction. The provisions of FIN 48 will become effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. We are currently evaluating the impact that FIN 48 will have on our results of operations and financial condition.

2.	GENERAL DISCUSSION

White River is a holding company for specialized indirect auto finance businesses, with two principal operating subsidiaries, Coastal Credit LLC (“Coastal Credit”) and UAC. Coastal Credit based in Virginia Beach, Virginia, is a specialized sub-prime auto finance company engaged primarily in (1) acquiring retail installment sales contracts from both franchised and independent automobile dealers which have entered into contracts with purchasers of used and, to a much lesser extent, new cars and light trucks, and (2) servicing its contract portfolio. Coastal Credit operates in twenty-two states. UAC, based in Indianapolis, Indiana, holds and oversees its portfolio of approximately $114.3 million in non-prime auto receivables, as of June 30, 2006. Its portfolio is held approximately 47.4% in off-balance sheet securitizations, 51.4% through subsidiary non-recourse collateralized financings and 1.2% directly or by subsidiaries not subject to financing. UAC operates under a confirmed Second Amended and Restated Plan of Reorganization under Chapter 11 of the U.S.

PART I  FINANCIAL INFORMATION

Bankruptcy Code (the “Plan”) under which net proceeds from its residual interest in its receivables portfolios and other bankruptcy estate assets must be paid to creditors holding notes and claims under the plan. During 2005, White River purchased and owns directly approximately 90% of such notes and claims.

During the quarter ended June 30, 2006, White River offered to acquire the remaining general unsecured claims of UAC not previously acquired by White River. As of June 30, 2006, approximately 96% of these claim holders accepted White River’s most recent offer. With this acquisition of claims, White River owns directly approximately 99% of the general unsecured claims of UAC.

On June 9, 2006, UAC sold receivables in Chapter 13 bankruptcy status from its portfolio to an unrelated third party. These accounts had a combined secured and unsecured receivable balance of approximately $10.6 million which, on each account, was previously charged off to a book value of zero during the Chapter 13 bankruptcy process. The sale proceeds were allocated between the Master Trust Account and UAC based on the allocation of accounts that were collateral for the collateralized financings and the accounts that were not, respectively. 15% of the proceeds are held in escrow until September 25, 2006 in the event there are any accounts that need to be repurchased. It is expected that the amount of repurchase will be immaterial.

3.	NET ASSETS OF COLLATERALIZED FINANCINGS

UAC Securitization Corporation (“UACSC”), a wholly owned special purpose subsidiary of UAC, in conjunction with a conduit provider and its surety provider, purchased receivables from outstanding securitizations that were eligible for clean-up calls during 2005, 2004 and 2003. These receivables were re-securitized through non-recourse asset backed note issuances. The associated future cash flows from these receivables are subject to the same Master Trust Account provisions as the securitizations called.

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

The collateralized financing for 2003-A was paid in full during the first quarter of 2006. The remaining receivables were released from the related collateral arrangements and inure directly to UACSC. These receivables were recorded in other assets as receivables held for investment, net.

PART I  FINANCIAL INFORMATION

The following table represents the restricted net assets and liabilities related to non-recourse collateralized financings (in millions) as of:

	June 30, 2006	December 31, 2005

Securitized finance receivables—net	$55.1	$109.5
Restricted cash	18.1	22.7
Receivable from servicer included in other assets	0.2	1.1
Collateralized financings	(65.3)	(122.3)
Series 2003-A excess collateral (1)	-	(2.7)
Accrued interest payable	(0.4)	(0.5)
Other payables and accrued expenses	(0.4)	(0.4)

Amounts due to Master Trust	$7.3	$7.4

(1)	On March 8, 2006 the 2003-A note was paid in full and no longer contributes to amounts due to Master Trust.

4.	SECURITIZED FINANCE RECEIVABLES—NET

Securitized finance receivables-net are recorded at the outstanding principal balance of the receivables plus accrued interest receivable, net of an allowance for credit losses. The collateralized financing for securitization 2003-A was paid in full during the first quarter of 2006. The following table represents components of securitized finance receivables—net (in thousands) as of:

	June 30, 2006	December 31, 2005

Principal balance of securitized finance receivables	$58,710	$115,031
Accrued interest receivable	459	978
Allowance for credit losses	(4,089)	(6,503)

Securitized finance receivables—net	$55,080	$109,506

Activity in the allowance for credit losses on securitized finance receivables is as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Balance at the beginning of period	$4,867	$12,758	$6,503	$11,722
Allowance at purchase	-	362	-	3,032
Charge-offs	(2,064)	(4,901)	(6,316)	(10,599)
Recoveries	2,842	3,843	6,391	7,458
Provision (recovery) for estimated credit losses	(1,556)	1,363	(2,489)	1,812

Balance at the end of the period	$4,089	$13,425	$4,089	$13,425

5.	COLLATERALIZED FINANCINGS

The collateralized financings’ principal and interest is paid monthly with total cash received from the corresponding securitized finance receivables collateralizing the notes. If the cash received within the month is insufficient to pay the note principal and interest, funds are drawn from restricted cash accounts or the Master Trust Account in accordance with the Master Trust Agreement. Interest expense related to these collateralized financings, including the amortization of debt issuance costs, was $1.0 million and $2.1 million for the quarters ended June 30, 2006 and 2005, respectively and $2.3 million and $3.8 million for the six months ended June 30, 2006 and 2005, respectively.

The following table summarizes the outstanding principal balance of the collateralized financings (in thousands) at:

	Note	Initial Note	June 30,	December 31,
Notes Series	Rate	Amount	2006	2005

Series 2003-A	3.95%	$120,327	$-	$2,072
Series 2004-A1	4.15	29,485	1,334	3,743
Series 2004-A2	4.55	29,298	2,227	5,317
Series 2004-B	5.02	25,896	2,674	5,972
Series 2004-C	4.89	51,992	9,136	18,636
Series 2005-A	4.49	47,742	11,325	20,730
Series 2005-B	4.69	50,684	15,759	27,445
Series 2005-C	5.40	54,933	22,887	38,378

		$410,357	$65,342	$122,293

6.	BENEFICIAL INTEREST IN MASTER TRUST

With the establishment of the Master Trust Agreement in 2003, all excess cash flows, as defined, from retained interest in securitized assets, finance receivables, and restricted cash accounts are to be deposited in the Master Trust Account. Once prescribed cash reserve levels are met, cash is released from the Master Trust Account to UACSC. This estimated future discounted cash flow is reported as beneficial interest in Master Trust. In determining the fair value of the beneficial interest in Master Trust, estimates must be made for the future prepayments, rates of gross credit losses and credit loss severity, and delinquencies as they impact the amount and timing of the estimated cash flows from the Master Trust. The average of the interest rates on the receivables exceeds the interest rates on the securities issued in the securitizations and the servicing and surety fees. This excess cash is held by the Master Trust Account and released based on reserve requirements of the Master Trust. These estimated cash flows from the Master Trust are then discounted to reflect the present value.

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

PART I  FINANCIAL INFORMATION

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

o
Bankruptcy recovery - consists of cash recovered from accounts charged off and in bankruptcy status. Bankruptcy cash flows are somewhat independent of default rates due to bankruptcy court involvement and the latitude allowed debtors during the bankruptcy process. In recent months, UAC has observed a reasonably predictable cash flow stream from bankruptcy payments in each securitized pool. This cash flow stream will, however, eventually expire as the bankruptcy cases are dismissed from the various courts with either a successful or non-successful outcome. A previous twelve month average of bankruptcy cash flows is calculated for each pool. This value is then reduced on a straight line basis over either a 30 or 42 month period. The bankruptcy recovery has been adjusted to reflect the percentage of accounts remaining after the receivables were sold in the Chapter 13 bankruptcy sale discussed in Note 2.

Finally, gross credit losses are netted against the two recovery cash streams to estimate future net credit losses.

The weighted average net credit loss assumption as a percentage of the original principal balance over the life of the receivables to value beneficial interest in Master Trust was 8.78% and 8.93% at June 30, 2006 and December 31, 2005, respectively.

Prepayment Assumptions—UAC estimates prepayments by evaluating the historical prepayment performance of each pool of receivables. UAC used annual prepayment rates ranging from 28.6% to 41.2% at June 30, 2006 as compared to 27.8% to 42.3% at December 31, 2005.

Discount Rate Assumptions—UAC determines the estimated fair value of its beneficial interest in Master Trust by discounting the expected cash flows released from the Master Trust Account (the cash out method) using a discount rate that UAC believes is commensurate with the risks involved. UAC used a discount rate of 15% to value the beneficial interest in Master Trust at June 30, 2006 and December 31, 2005 to reflect current market conditions and UAC’s financial position. This discount rate has remained constant not withstanding recent increases in market interest rates due to management’s assessment that there has been reduction in risk related to the distributions from the Master Trust Account.

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

PART I  FINANCIAL INFORMATION

authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower.

Finance receivables - net outstanding is as follows (in thousands):

	June 30, 2006	December 31, 2005

Finance receivables, gross	$105,512	$97,820
Unearned interest	(9,914)	(9,868)
Finance receivables, net of unearned finance charge income	95,598	87,952

Accretable unearned acquisition discounts and fees	(12,008)	(11,137)
Finance receivables, net of unearned finance charge income and discounts and fees	83,590	76,815

Allowance for loan losses	(5,832)	(6,031)

Finance receivables, net	$77,758	$70,784

PART I  FINANCIAL INFORMATION

Activity in the allowance for loan losses on finance receivables is as follows (dollars in thousands):

	Quarter Ended June 30, 2006	Six Months Ended June 30, 2006

Balance at beginning of period	$5,916	$6,031
Charge-offs, net of recoveries	(1,117)	(2,303)
Provision for estimated credit losses	1,033	2,104

Balance at the end of the period	$5,832	$5,832

Net charge offs	$1,117	$2,303
Finance receivables, net of unearned finance charges	$95,598	$95,598

Allowance for loan losses as a percent of finance receivables, net of unearned finance charges	6.10%	6.10%

Annualized net charge offs as a percent of finance receivables, net of unearned finance charges	4.67%	4.82%

Allowance for loan losses as a percent of annualized net charge offs	130.53%	126.62%

8.	OTHER ASSETS

Other assets are as follows (in thousands) at:

	June 30, 2006	December 31, 2005

Receivable from servicer	$208	$1,124
Prepaid expenses	510	712
Property, equipment and leasehold improvements, net	513	601
Dealer premium rebate receivable, net	84	338
Receivables held for investment, net	1,392	269
Receivable from Master Trust account	2,953	-
Other	150	271
Total other assets	$5,810	$3,315

PART I  FINANCIAL INFORMATION

9.	CREDITOR NOTES PAYABLE

In connection with UAC’s Plan of Reorganization and distributions and as a result of White River’s purchase of the majority of UAC’s general unsecured claims and Subordinated Notes, UAC’s creditor notes payable principle amounts (in thousands) are as follows at:

	June 30, 2006			December 31, 2005
		Contractual			Contractual
		Remaining	Total		Remaining	Total
		Debt Not	Contractual		Debt Not	Contractual
	Carrying	Owned by	Remaining	Carrying	Owned by	Remaining
	Value	White River	Debt	Value	White River	Debt
Restructured debt:
Class 2A general unsecured claims	$9	$18	$1,322	$164	$405	$1,330
Class 2A1 general unsecured claims	-	-	-	-	-	-
Restructured senior notes	-	-	-	-	-	-
Restructured subordinated notes	1,624	5,041	46,383	1,296	5,041	46,383
Senior accrual notes	-	-	4,106	-	-	4,106
Subordinated accrual notes	1	431	3,964	1	431	3,964

Total creditor notes payable	$1,634	$5,490	$55,775	$1,461	$5,877	$55,783

10.	INCOME TAXES

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

White River reviews the valuation allowance based on the estimated taxable income for the next five years and makes adjustments as required. The income tax benefit approximated $439,000 for the quarter ended June 30, 2006 and $971,000 for the six months ended June 30, 2006. This income tax benefit was the result of a $470,000 and $1.0 million benefit for the quarter and six months ended June 30, 2006, respectively, from the reversal of a portion of the valuation allowance based on the estimated taxable income for the next five years partially offset by state income tax expense of approximately $31,000 and $78,000 for the quarter and six months ended June 30, 2006, respectively.

11.	BUSINESS SEGMENT INFORMATION

White River is the holding company for Coastal Credit and UAC, which are specialized auto finance companies. These subsidiaries are distinct legal entities and managed separately. Corporate and Other is the White River holding company and includes debt and interest expense related to the acquisition of Coastal Credit, professional fees related to holding activities of White River and the elimination of all inter-segment amounts, which generally relate to the holding activities of White River.

Coastal Credit is a specialized sub-prime auto finance company engaged primarily in (1) acquiring retail installment sales contracts from both franchised and independent automobile dealers which have entered into

PART I  FINANCIAL INFORMATION

contracts with purchasers of used and, to a much lesser extent, new cars and light trucks, and (2) servicing the contract portfolio. Coastal Credit commenced operations in Virginia in 1987 and conducts business in twenty-two states through its seventeen branch locations. All goodwill relates to the Coastal Credit segment.

UAC is a specialized auto finance company. Since confirmation of UAC’s bankruptcy Plan of Reorganization in August 2003, UAC has carried out the terms and provisions of the Plan of Reorganization. UAC is continuing business activities related to oversight of collection and refinancing of its securitized and unsecuritized auto receivable portfolios in compliance with its Plan of Reorganization. Generally, UAC continues to collect cash as it becomes available from prescribed assets of the bankruptcy estate and to distribute such cash to the creditors of the bankruptcy estate who made allowed claims in the bankruptcy case. White River purchased approximately 90% of such UAC notes and claims during 2005.

Set forth in the table below is certain financial information with respect to White River’s segments.

PART I  FINANCIAL INFORMATION

For The Quarter Ended June 30, 2006	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$5,052	$7,208	$14	$12,274
Interest expense	(1,292)	(1,367)	(423)	(3,082)
Net interest margin	3,760	5,841	(409)	9,192
Recovery (provision) for estimated credit losses	1,556	(1,033)	-	523
Net interest margin (deficit) after recovery (provision) for estimated credit losses	5,316	4,808	(409)	9,715
Total other revenues (charges), net	(3,667)	(151)	1,565	(2,253)
Total other expenses	802	2,781	689	4,272
Income before income taxes	$847	$1,876	$467	$3,190

For The Quarter Ended June 30, 2005	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$9,576	$-	$-	$9,576
Interest expense	(4,313)	-	(7)	(4,320)
Net interest margin	5,263	-	(7)	5,256
Provision for estimated credit losses	(1,363)	-	-	(1,363)
Net interest margin (deficit) after provision for estimated credit losses	3,900	-	(7)	3,893
Total other revenues (charges), net	11,913	-	(2,113)	9,800
Total other expenses	1,097	-	76	1,173
Income (loss) before income taxes	$14,716	$-	$(2,196)	$12,520

For The Six Months Ended June 30, 2006	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$8,937	$14,055	$24	$23,016
Interest expense	(2,917)	(2,565)	(941)	(6,423)
Net interest margin	6,020	11,490	(917)	16,593
Recovery (provision) for estimated credit losses	2,489	(2,104)	-	385
Net interest margin (deficit) after recovery (provision) for estimated credit losses	8,509	9,386	(917)	16,978
Total other revenues (charges), net	(5,853)	(245)	1,565	(4,533)
Total other expenses	2,083	5,384	1,184	8,651
Income (loss) before income taxes	$573	$3,757	$(536)	$3,794

For The Six Months Ended June 30, 2005	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$15,606	$-	$-	$15,606
Interest expense	(8,337)	-	(7)	(8,344)
Net interest margin	7,269	-	(7)	7,262
Provision for estimated credit losses	(1,812)	-	-	(1,812)
Net interest margin (deficit) after provision for estimated credit losses	5,457	-	(7)	5,450
Total other revenues (charges), net	10,548	-	(2,113)	8,435
Total other expenses	2,498	-	76	2,574
Income (loss) before income taxes	$13,507	$-	$(2,196)	$11,311

PART I  FINANCIAL INFORMATION

The following table presents assets with respect to White River’s segments (in thousands) at:

	June 30, 2006	December 31, 2005

Corporate and other	$7,581	$6,918
Coastal Credit	114,629	108,165
UAC	102,459	151,911

	$224,669	$266,994

12.	STOCK BASED COMPENSATION

Effective January 1, 2006, the restated employment agreement between Coastal Credit and William McKnight, president of Coastal Credit, includes a long-term incentive award. This award provides for the payment, in cash, of the value of 100,000 shares of White River stock, vesting in three annual increments of 33,333.33 shares on January 1, 2007, 2008 and 2009. Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, is used for guidance in accounting for this award. The value of payment is to be determined based on the mean of the trading value of White River shares for 20 trading days prior to the vesting date. Compensation expense related to this award approximated $128,000 and $256,000 for the quarter and six months ended June 30, 2006, respectively, and is included in salaries and benefits expense in the accompanying condensed consolidated statements of operations.

On May 5, 2006, White River shareholders approved the White River Capital, Inc. 2005 Stock Incentive Plan. The purpose of this plan is to offer certain employees, non-employee directors, and consultants the opportunity to acquire a proprietary interest in White River. The plan provides for the grant of options, restricted stock awards and performance stock awards.

On June 1, 2006, White River granted restricted stock awards totaling 84,000 shares to certain employees, vesting in three annual increments of 28,000 shares on January 2, 2007, 2008 and 2009. In addition, White River granted restricted stock awards totaling 9,000 shares that vest in three annual increments of 3,000 shares on March 31, 2007, 2008 and 2009. SFAS No. 123R, Share-Based Payment, is used for guidance in accounting for these awards. The value of awards is to be determined based on the trading value of White River shares on the June 1, 2006 grant date of $14.25 per share with an estimated forfeiture rate of 3%. Compensation expense related to these awards approximated $56,000 for June 2006 and is included in salaries and benefits expense in the accompanying condensed consolidated statements of operations.  As of June 30, 2006, there was $1.2 million of total unrecognized compensation cost related to non vested share-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 2.5 years.

PART I  FINANCIAL INFORMATION

13.	EARNINGS PER SHARE

Basic earnings per share are calculated by dividing the reported net income for the period by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding during a period is weighted for the portion of the period that the shares were outstanding. The issuance of 3,500,000 shares in the subscription offering occurred on August 31, 2005. Diluted earnings per share include the dilutive effect of warrants that were granted on August 31, 2005 and stock awards that were granted on June 1, 2006. All stock options have been excluded from the 2005 earnings per share calculation as the effect would have been anti-dilutive. Basic and diluted earnings per share have been computed as follows (dollars in thousands except per share data):

	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net income in thousands	$3,629	$12,520	$4,765	$11,311

Weighted average shares outstanding	3,813,155	310,191	3,812,989	310,191

Incremental shares from assumed conversions:
Warrants	51,321	-	51,197	-
Stock incentive plans	4,352	-	2,172	-

Weighted average shares and assumed incremental shares	3,868,828	310,191	3,866,358	310,191

Earnings per share:

Basic	$0.95	$40.36	$1.25	$36.46

Diluted	$0.94	$40.36	$1.23	$36.46

14.	COMMITMENTS AND CONTINGENCIES

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

PART I  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

General

White River is an Indiana corporation incorporated on December 30, 2004, for the purpose of acting as a holding company and effecting a recapitalization transaction proposed by the board of directors of UAC.

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

Net Assets of Collateralized Financings

UACSC has purchased receivables from off-balance sheet securitizations that were eligible for clean-up calls. These receivables were re-securitized through non-recourse collateralized financing issuances. The associated future cash flows from these receivables are subject to the same Master Trust Account provisions as the securitizations called.

To finance the securitized receivable acquisitions, collateralized financings are used, secured by the respective portfolios of the acquired receivables and related restricted cash accounts. Timely payments of principal and interest on the non-recourse collateralized financings are insured by surety policies. Such obligations are also cross-collateralized through the Master Trust Agreement. Net interest cash flows in excess of expense are payable to the Master Trust Account and expensed as a charge to Master Trust, net.

Valuation of Beneficial Interest in Master Trust

The Master Trust Agreement established that all excess cash from securitizations is to be deposited in the Master Trust Account. Once prescribed cash reserve levels are met, cash will be released to UACSC from the Master Trust Account. This future cash flow is reported as beneficial interest in Master Trust. In determining

PART I  FINANCIAL INFORMATION

the fair value of the beneficial interest in Master Trust, estimates must be made for the future prepayments, rates of gross credit losses and credit loss severity, and delinquencies as they impact the amount and timing of the estimated cash flows from the Master Trust. The average of the interest rates on the receivables exceeds the interest rates on the securities issued in the securitizations. This excess cash is held by the Master Trust Account and released based on reserve requirements of the Master Trust. These estimated cash flows from the Master Trust are then discounted to reflect the present value.

Income Recognition - Finance Receivables

Finance charge income is recognized for financial reporting purposes using the interest method. Initial fees earned on add-on products such as collateral protection insurance, credit life insurance, road service plans and warranty products are recorded in income using the interest method. Late charges and deferment charges on contracts are recorded in income as collected. Cash received from loans that previously have been charged off is applied directly to the allowance for loan losses in the consolidated balance sheets. Discounts and fees, which consist primarily of non-refundable dealer acquisition discounts, are deferred and amortized over the term of the related finance receivables using the interest method and are removed from the balance sheet when the related finance receivables are charged off or paid in full.

Finance Receivables

Finance receivables are recorded at cost, net of unearned finance charges, discounts and fees. Coastal Credit purchases finance contracts from auto dealers without recourse, and accordingly, the dealer usually has no liability to Coastal Credit if the consumer defaults on the contract.

Coastal Credit does not have any off-balance-sheet credit exposure related to this contract portfolio.

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

The ultimate realization of the deferred tax asset depends on White River’s ability to generate sufficient taxable income in the future and its ability to prevent an ownership change for tax purposes. The valuation allowance has been determined pursuant to the provisions of FASB Statement No. 109, Accounting for Income Taxes, including White River’s estimation of future taxable income, and reduces the total deferred tax asset to an amount deemed more likely than not to be realized.

On August 31, 2005, White River acquired Coastal Credit, an operating business within UAC’s historical line of business. With this acquisition, it is now likely that at least a portion of the deferred tax assts will be realized by White River. As part of the acquisition purchase accounting, the taxable income of Coastal Credit was estimated and partially offset by the taxable loss of UAC and corporate expenses of White River for the remainder of tax year 2005 and the following five years. The results of these estimates were a reduction in the valuation allowance of $4.7 million at August 31, 2005. This adjustment to the valuation allowance was offset by a reduction to goodwill as part of the purchase of Coastal Credit.

White River periodically reviews the valuation allowance based on the estimated taxable income for the next five years and makes adjustments as required. These future adjustments will be recorded as income tax expense (benefit). The income tax benefit approximated $439,000 and $971,000 for the quarter and six months ended June 30, 2006, respectively. This income tax benefit was the result of a $470,000 and $1.0 million benefit for the quarter and six months ended June 30, 2006, respectively, from the review of the valuation allowance based on the estimated taxable income for the next five years partially offset by state income tax expense of approximately $31,000 and $78,000 for the quarter and six months ended June 30, 2006, respectively.

PART I  FINANCIAL INFORMATION

New Accounting Pronouncements

During July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 establishes standards for measurement and recognition in financial statements of positions taken by an entity in its income tax returns. In addition, FIN 48 requires new disclosures about positions taken by an entity in its tax returns that are not recognized in its financial statements, information about potential significant changes in estimates related to tax positions and descriptions of open tax years by major jurisdiction. The provisions of FIN 48 will become effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. We are currently evaluating the impact that FIN 48 will have on our results of operations and financial condition.

Results of Operations

Executive Summary

As a result of the share exchange, management’s discussion and analysis of results of operations include results of UAC and White River as though they always coexisted. With the acquisition of Coastal Credit on August 31, 2005, results of operations include results of Coastal Credit after that date.

The Quarter Ended June 30, 2006 Compared to the Quarter Ended June 30, 2005

Net income was $3.6 million, or $0.94 per diluted share, for the quarter ended June 30, 2006, compared to $12.5 million, or $40.36 per diluted share, for the quarter ended June 30, 2005. During the quarter ended June 30, 2005, White River purchased UAC creditor notes payable resulting in a gain from the extinguishment of debt of approximately $11.1 million. Excluding this gain, net income for the quarter ended June 30, 2005 was $1.3 million, or $4.70 per diluted share. The improvement in net income, excluding the gain from the extinguishment of debt, is primarily due the acquisition of Coastal Credit on August 31, 2005, which contributed $1.9 million and the tax benefit recorded.

The Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Net income was $4.8 million, or $1.23 per diluted share, for the six months ended June 30, 2006, compared to $11.3 million, or $36.46 per diluted share, for the six months ended June 30, 2005. With the exclusion of the gain from extinguishment of debt that occurred in the quarter ended June 30, 2005, net income was $0.2 million, or $0.81 per diluted share, for the six months ended June 30, 2005. The improvement from the prior year, excluding the gain from extinguishment of debt, is primarily due to the elimination of a substantial portion of the accretion and interest expense from creditor notes payable resulting from the purchase by White River of UAC creditor notes payable, the acquisition of Coastal Credit on August 31, 2005 which contributed $3.8 million and the tax benefit, partially offset by the increase in other expenses of Corporate and Other.

PART I  FINANCIAL INFORMATION

Discussion of Results

The following table presents consolidated financial information for White River for the periods indicated (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
INTEREST:
Interest on receivables	$9,577	$5,407	$19,609	$9,887
Accretion and other interest	2,697	4,169	3,407	5,719

Total interest income	12,274	9,576	23,016	15,606

Interest expense	(3,082)	(4,320)	(6,423)	(8,344)

Net interest margin	9,192	5,256	16,593	7,262

Recovery (provision) for estimated credit losses	523	(1,363)	385	(1,812)

Net interest margin after recovery (provision) for estimated credit losses	9,715	3,893	16,978	5,450

OTHER REVENUES:
Charge to Master Trust—net	(5,614)	(1,429)	(8,001)	(3,052)
Gain (loss) from extinguishment of debt	(202)	11,061	(202)	11,061
Other income	3,563	168	3,670	426

Total other revenues, net	(2,253)	9,800	(4,533)	8,435

OTHER EXPENSES:
Salaries and benefits	2,127	78	4,123	171
Third party servicing expense	477	817	1,180	1,627
Operating expenses	1,611	217	3,217	606
Bankruptcy costs	57	61	131	170

Total other expenses	4,272	1,173	8,651	2,574

INCOME BEFORE INCOME TAXES	3,190	12,520	3,794	11,311

INCOME TAXES BENEFIT	439	-	971	-

NET INCOME	$3,629	$12,520	$4,765	$11,311

The Quarter Ended June 30, 2006 Compared to the Quarter Ended June 30, 2005 - Consolidated

Interest on receivables increased 77.1% to $9.6 million compared to $5.4 million for the quarters ended June 30, 2006 and 2005, respectively. Interest on receivables from UAC decreased $3.0 million due to a lower average securitized finance receivable and receivables held for investment balance of $71.5 million during the quarter ended June 30, 2006 as compared to $150.9 million during the quarter ended June 30, 2005. Coastal Credit contributed $7.2 million to the increase based on an average finance receivable balance of $81.7 million for the quarter ended June 30, 2006.

Accretion and other interest decreased 35.3% to $2.7 million compared to $4.2 million for the quarters ended June 30, 2006 and 2005, respectively. UAC contributed $1.5 million to this decrease from a decrease in accretion income of the beneficial interest in Master Trust. The fair value of beneficial interest in Master Trust has increased between the periods primarily as a result of reductions in estimated securitized finance receivable net losses. As an increase in the fair value of beneficial interest in Master Trust is recorded, an adjustment is recorded to increase accumulated other comprehensive income in the shareholders’ equity section of the consolidated balance sheet. The accumulated other comprehensive income is accreted over time

PART I  FINANCIAL INFORMATION

as interest income. This increase in the quarter ended June 30, 2005 coupled with the cash distribution that was occurring from the Master Trust Account resulted in higher accretion income for the quarter.

Interest expense decreased 28.7% to $3.1 million compared to $4.3 million for the quarters ended June 30, 2006 and 2005, respectively. UAC interest expense decreased by $3.0 million due to the decrease in the average collateralized financings of $77.4 million during the quarter ended June 30, 2006 compared to $160.3 million during the same period ended June 30, 2005. The UAC interest expense decrease was partially offset by the interest expense from Coastal Credit and Corporate and Other. Coastal Credit interest expense was $1.4 million. Interest expense of Corporate and Other was $0.4 million which is primarily related to the secured note payable.

Recovery for estimated credit losses was $0.5 million compared to a provision of $(1.4) million for the quarters ended June 30, 2006 and 2005, respectively. UAC contributed a recovery of $1.6 million to the provision from estimated credit losses due to the continued improved performance of the securitized finance receivable portfolio and the reduction of the allowance for credit losses from reduced securitized receivable balances at June 30, 2006 as compared to the same period in 2005. On June 9, 2006, UAC sold receivables in Chapter 13 bankruptcy status from its portfolio to an unrelated third party. These accounts had a combined secured and unsecured receivable balance of approximately $10.6 million which, on each account, was previously charged off to a book value of zero during the Chapter 13 bankruptcy process. Payments received from these accounts were treated as recovery. Therefore, the sale of these accounts in conjunction with the seasonal trends may result in a reduction of the recovery for estimated credit losses or the need for a provision in future periods. This recovery was offset by a $1.0 million provision at Coastal Credit for the quarter ended June 30, 2006.

The charge to Master Trust, net was $5.6 million for the quarter ended June 30, 2006 compared to $1.4 million for the quarter ended June 30, 2005. Charge to Master Trust is expense related to future transfers of funds to the Master Trust from securitized finance receivables of UAC. As additional securitized finance receivables were purchased and the projected losses of UAC’s securitized finance receivables decreased during 2005, interest income increased, and thus the amounts related to future transfers of funds to the Master Trust increased, resulting in an increase in the charge to Master Trust. UAC is the only segment that reports this activity. The sale of receivables in Chapter 13 bankruptcy status that were collateral for the collateralized financings on June 9, 2006 also contributed to the increase in the charge to Master Trust for the period.

Gain (loss) from extinguishment of debt was $(0.2) million and $11.1 million for the quarters ended June 30, 2006 and 2005, respectively. The amount White River paid to acquire UAC creditor notes payable exceeded book value of the UAC creditor notes payable during the quarter ended June 30, 2006 resulting in a loss. In contrast, the amount White River paid to acquire UAC creditor notes payable during the quarter ended June 30, 2005 was less than book value of the UAC creditor notes payable which resulted in the corresponding gain.

Other income was $3.6 million compared to $0.2 million for the quarters ended June 30, 2006 and 2005, respectively. UAC contributed $3.5 million to this increase. On June 9, 2006, UAC sold receivables in Chapter 13 bankruptcy status from its portfolio to an unrelated third party. The sale was recorded as other income. This was partially offset by a decline in refunds of dealer rebates from charged-off and prepaid finance contracts and amounts collected on previously charged-off balances net of expenses. Coastal Credit activity reduced the other income by $0.1 million for the quarter ended June 30, 2006.

Salaries and benefits increased to $2.1 million for the quarter ended June 30, 2006 compared to $0.1 million for the quarter ended June 30, 2005. There was no significant change in salaries and benefits for UAC during these periods. Coastal Credit contributed $1.9 million to the increase. Corporate and Other contributed $0.1 million to the increase in salaries and benefits.

PART I  FINANCIAL INFORMATION

Operating expenses increased to $1.6 million for the quarter ended June 30, 2006 compared to $0.2 million for the quarter ended June 30, 2005. UAC operating expenses contributed $0.1 million to this increase primarily from professional fees. Coastal Credit contributed $0.8 million to the increase in operating expense. Corporate and Other contributed $0.6 million to the increase in operating expense between these periods.   These Corporate and Other expenses were primarily professional and consulting fees.

Third party servicing expenses decreased 41.6% to $0.5 million for the quarter ended June 30, 2006 compared to $0.8 million for the quarter ended June 30, 2005. UAC is the only segment that incurs this expense. This decrease is the result of decline in the number of accounts serviced by the third party servicer during the quarter ended June 30, 2006 as compared to June 30, 2005. UAC pays a monthly servicing fee per active receivable. As the number of accounts decrease from the receivables, the third party servicing expense decreases.

Bankruptcy costs are professional fees and expenses associated with the bankruptcy proceedings of UAC. These costs were $0.1 million for the quarters ended June 30, 2006 and 2005. UAC is the only segment that incurs these costs, which were for the purpose of assisting the reorganized company in complying with its bankruptcy plan.

Income tax benefit approximated $439,000 for the quarter ended June 30, 2006. This income tax benefit was the result of a $470,000 benefit from the reduction of a portion of the valuation allowance based on the estimated taxable income for the next five years partially offset by state income tax expense of approximately $31,000.

With the acquisition of Coastal Credit on August 31, 2005, White River has a historically profitable subsidiary that will enable White River to recognize a portion of the net operating loss (“NOL”) carryforwards. White River currently projects taxable income for five years for this purpose. During the quarter ended June 30, 2006, White River’s determination of net income tax benefit took account of projections for the first quarter 2011 which resulted in an increase in the deferred tax asset of $0.5 million for the quarter ended June 30, 2006.

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

The Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005 - Consolidated

Interest on receivables increased 98.3% to $19.6 million compared to $9.9 million for the six months ended June 30, 2006 and 2005, respectively. Interest on receivables from UAC decreased $4.3 million due to a lower average securitized finance receivable and receivables held for investment balance of $85.5 million during the six months ended June 30, 2006 as compared to $142.1 million during the six months ended June

PART I  FINANCIAL INFORMATION

 30, 2005. Coastal Credit contributed $14.0 million to the increase based on an average finance receivable balance of $80.0 million for the six months ended June 30, 2006.

Accretion and other interest decreased 40.8% to $3.4 million compared to $5.7 million for the six months ended June 30, 2006 and 2005, respectively. UAC contributed $2.3 million to this decrease from a decrease in accretion income of the beneficial interest in Master Trust. The fair value of beneficial interest in Master Trust has increased between the periods primarily as a result of reductions in estimated securitized finance receivable net losses. As an increase in the fair value of beneficial interest in Master Trust is recorded, an adjustment is recorded to increase accumulated other comprehensive income in the shareholders’ equity section of the consolidated balance sheet. The accumulated other comprehensive income is accreted over time as interest income. This increase in the six months ended June 30, 2005 coupled with the cash distribution that was occurring from the Master Trust Account resulted in higher accretion income.

Interest expense decreased 23.0% to $6.4 million compared to $8.3 million for the six months ended June 30, 2006 and 2005, respectively. UAC interest expense decreased by $5.4 million due to the decrease in interest expense and accretion expense from the UAC creditor notes payable purchased by White River and by the decrease in the average collateralized financings of $91.9 million during the six months ended June 30, 2006 compared to $150.3 million during the same period ended June 30, 2005. The UAC interest expense decrease was partially offset by the interest expense from Coastal Credit and Corporate and Other. Coastal Credit interest expense was $2.6 million. Interest expense of Corporate and Other was $0.9 million which is primarily related to the secured note payable.

Recovery (provision) for estimated credit losses was a recovery of $0.4 million compared to a provision of $(1.8) million for the six months ended June 30, 2006 and 2005, respectively. UAC contributed a recovery of $2.5 million to the recovery (provision) for estimated credit losses due to the continued improved performance of the securitized finance receivable portfolio and the reduction of the allowance for credit losses from reduced securitized receivable balances at June 30, 2006 as compared to the same period in 2005. On June 9, 2006, UAC sold receivables in Chapter 13 bankruptcy status from its portfolio to an unrelated third party. These accounts had a combined secured and unsecured receivable balance of approximately $10.6 million which, on each account, was previously charged off to a book value of zero during the Chapter 13 bankruptcy process. Payments received from these accounts were treated as recovery. Therefore, the sale of these accounts in conjunction with the seasonal trends may result in a reduction of the recovery for estimated credit losses or the need for a provision in future periods. This recovery was offset by a $(2.1) million provision at Coastal Credit for the six months ended June 30, 2006.

The charge to Master Trust, net was $8.0 million for the six months ended June 30, 2006 compared to $3.1 million for the six months ended June 30, 2005. Charge to Master Trust is expense related to future transfers of funds to the Master Trust from securitized finance receivables of UAC. As additional securitized finance receivables were purchased and the projected losses of UAC’s securitized finance receivables decreased during 2005, the receivable base was larger resulting in an increase in interest income for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, and thus the amounts related to future transfers of funds to the Master Trust increased, resulting in an increase in the charge to Master Trust. The sale of receivables in Chapter 13 bankruptcy status that were collateralization for the collateralized financings on June 9, 2006 also contributed to the increase in the charge to Master Trust for the period. UAC is the only segment that reports this activity.

Gain (loss) from extinguishment of debt was $(0.2) million and $11.1 million for the six months ended June 30, 2006 and 2005, respectively. During the quarters ended June 30, 2006 and 2005, White River purchased UAC creditor notes payable which resulted in the corresponding gain (loss) from extinguishment of debt.

PART I  FINANCIAL INFORMATION

Other income was $3.7 million compared to $0.4 million for the quarters ended June 30, 2006 and 2005, respectively. UAC contributed $3.5 million to this increase. On June 9, 2006, UAC sold receivables in Chapter 13 bankruptcy status from its portfolio to an unrelated third party. The sale was recorded as other income. This was partially offset by a decline in refunds of dealer rebates from charged-off and prepaid finance contracts and amounts collected on previously charged-off balances net of expenses. Coastal Credit activity reduced the other income by $0.1 million for the quarter ended June 30, 2006.

Salaries and benefits increased to $4.1 million for the six months ended June 30, 2006 compared to $0.2 million for the six months ended June 30, 2005. There was no significant change in salaries and benefits for UAC during these periods. Coastal Credit contributed $3.7 million to the increase. Corporate and Other contributed $0.2 million to the increase in salaries and benefits.

Operating expenses increased to $3.2 million for the six months ended June 30, 2006 compared to $0.6 million for the six months ended June 30, 2005. UAC operating expenses were $0.6 million for the six months ended June 30, 2006 compared to $0.5 million for the same period during 2005. Coastal Credit contributed $1.6 million to the increase in operating expenses. Corporate and Other contributed $1.0 million to the increase in operating expenses between these periods. These Corporate and Other expenses were primarily professional fees.

Third party servicing expenses decreased 27.5% to $1.2 million for the six months ended June 30, 2006 compared to $1.6 million for the six months ended June 30, 2005. UAC is the only segment that incurs this expense. This decrease is the result of decline in the number of accounts serviced by the third party servicer during the six months ended June 30, 2006 as compared to June 30, 2005. UAC pays a monthly servicing fee per active receivable. As the number of accounts decrease from the receivables, the third party servicing expense decreases.

Bankruptcy costs are professional fees and expenses associated with the bankruptcy proceedings of UAC. There was no significant change in bankruptcy costs for UAC during these periods. UAC is the only segment that incurs these costs, which were for the purpose of assisting the reorganized company in complying with its bankruptcy plan.

Income tax benefit approximated $971,000 for the six months ended June 30, 2006. This income tax benefit was the result of a $1.1 million benefit from the reduction of a portion of the valuation allowance based on the estimated taxable income for the next five years partially offset by state income tax expense of approximately $78,000.

With the acquisition of Coastal Credit on August 31, 2005, White River has a historically profitable subsidiary that will enable White River to recognize a portion of the net operating loss (“NOL”) carryforwards. White River currently projects taxable income for five years for this purpose. During the six months ended June 30, 2006, White River’s determination of net income tax benefit took account of projections for the first six months 2011 which resulted in an increase in the deferred tax asset of $1.1 million for the six months ended June 30, 2006.

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

PART I  FINANCIAL INFORMATION

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

Discussion of Results of Operations of UAC

The following table presents consolidated financial information for UAC for the periods indicated (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
INTEREST:
Interest on receivables	$2,369	$5,407	$5,554	$9,887
Accretion and other interest	2,683	4,169	3,383	5,719

Total interest income	5,052	9,576	8,937	15,606

Interest expense	(1,292)	(4,313)	(2,917)	(8,337)

Net interest margin	3,760	5,263	6,020	7,269

Recovery (provision) for estimated credit losses	1,556	(1,363)	2,489	(1,812)

Net interest margin after recovery (provision) for estimated credit losses	5,316	3,900	8,509	5,457

OTHER REVENUES:
Charge to Master Trust—net	(5,614)	(1,429)	(8,001)	(3,052)
Gain (loss) from extinguishment of debt and intercompany transfers related to creditor notes payable	(1,767)	13,187	(1,767)	13,187
Other income	3,714	155	3,915	413

Total other revenues, net	(3,667)	11,913	(5,853)	10,548

OTHER EXPENSES:
Salaries and benefits	52	78	171	171
Third party servicing expense	477	817	1,180	1,627
Operating expenses	216	141	601	530
Bankruptcy costs	57	61	131	170

Total other expenses	802	1,097	2,083	2,498

INCOME BEFORE INCOME TAXES	847	14,716	573	13,507

INCOME TAXES BENEFIT	-	-	-	-

NET INCOME	$847	$14,716	$573	$13,507

The Quarter Ended June 30, 2006 Compared to the Quarter Ended June 30, 2005 - UAC

Interest on receivables decreased 56.2% to $2.4 million compared to $5.4 million for the quarters ended June 30, 2006 and 2005, respectively. This decrease is attributable to a lower average securitized finance receivable balance of $71.5 million during the quarter ended June 30, 2006 as compared to $150.9 million during the quarter ended June 30, 2005.

PART I  FINANCIAL INFORMATION

    Accretion and other interest decreased 35.3% to $2.7 million compared to $4.2 million for the quarters ended June 30, 2006 and 2005, respectively, due to a decrease in accretion income of the beneficial interest in Master Trust. The fair value of beneficial interest in Master Trust has increased between the periods primarily as a result of reductions in estimated securitized finance receivable net losses. As an increase in the fair value of beneficial interest in Master Trust is recorded, an adjustment is recorded to increase accumulated other comprehensive income in the shareholders’ equity section of the consolidated balance sheet. The accumulated other comprehensive income is accreted over time as interest income. This increase in the quarter ended June 30, 2005 coupled with the cash distribution that was occurring from the Master Trust Account resulted in higher accretion income for the quarter. The individual components of accretion and other interest income are shown in the following table (in thousands):

	Quarters Ended June 30,
	2006	2005

UAC discount accretion for beneficial interest in Master Trust	$2,462	$3,970
UAC interest on restricted cash balances	221	199

UAC accretion and other interest income	$2,683	$4,169

Interest expense decreased 70.0% to $1.3 million compared to $4.3 million for the quarters ended June 30, 2006 and 2005, respectively. The decrease in interest expense of $3.0 million is due to the decrease in interest expense and accretion expense from the UAC creditor notes payable purchased by White River and the decrease in the average collateralized financings of $77.4 million during the quarter ended June 30, 2006 compared to $160.3 million during the same period ended June 30, 2005.

Recovery (provision) for estimated credit losses was a recovery of $1.6 million compared to a provision of $(1.4) million for the quarters ended June 30, 2006 and 2005, respectively. The $3.0 million change in provision for estimated credit losses is due to stronger than projected cash flows from recoveries on defaulted receivables during the quarter ended June 30, 2006. On June 9, 2006, UAC sold previously charged-off receivables in Chapter 13 bankruptcy status from its portfolio to an unrelated third party. Payments received from these accounts prior to the sale were treated as recoveries. Therefore, the sale of these accounts will, in conjunction with the seasonal trends, result in a reduction of recovery for estimated credit losses and/or the need for a provision in future periods.

The charge to Master Trust, net was $5.6 million for the quarter ended June 30, 2006 compared to $1.4 million for the quarter ended June 30, 2005. Charge to Master Trust is expense related to future transfers of funds to the Master Trust from securitized finance receivables of UAC. As additional securitized finance receivables were purchased and the projected losses of UAC’s securitized finance receivables decreased during 2005, interest income increased, and thus the amounts related to future transfers of funds to the Master Trust increased, resulting in an increase in the charge to Master Trust. The sale of receivables in Chapter 13 bankruptcy status that were collateralization for the collateralized financings on June 9, 2006 also contributed to the increase in the charge to Master Trust for the period.

Gain (loss) from extinguishment of debt and intercompany transfers related to creditor notes payable was $(1.8) million and $13.2 million for the quarters ended June 30, 2006 and 2005, respectively. White River purchased UAC creditor notes payable during the quarters ended June 30, 2006 and 2005 which resulted in a gain from extinguishment of debt for both periods. The gain from extinguishment of debt for the quarter ended June 30, 2006, however, was offset by a $1.9 million intercompany loss from a UAC creditor notes payable distribution to White River during the period.

PART I  FINANCIAL INFORMATION

Other income was $3.7 million compared to $0.2 million for the quarters ended June 30, 2006 and 2005, respectively. On June 9, 2006, UAC sold charged-off receivables in Chapter 13 bankruptcy status from its portfolio to an unrelated third party. The sale was recorded as other income. This was partially offset by a decline in refunds of dealer rebates from charged-off and prepaid finance contracts and amounts collected on previously charged-off balances net of expenses.

Salaries and benefits was $52,000 for the quarter ended June 30, 2006 compared to $78,000 for the quarter ended June 30, 2005. The decrease in the quarter ended June 30, 2006 was primarily the result of a reduction in staff during 2006.

Operating expenses was $0.2 million compared to $0.1 million for the quarters ended June 30, 2006 and 2005. These expenses are primarily the result of professional fees.

Third party servicing expenses decreased 41.6% to $0.5 million for the quarter ended June 30, 2006 compared to $0.8 million for the quarter ended June 30, 2005. UAC is the only segment that incurs this expense. This decrease is the result of decline in the number of accounts serviced by the third party servicer during the quarter ended June 30, 2006 as compared to June 30, 2005. UAC pays a monthly servicing fee per active receivable. As the number of serviced receivables decreases, the third party servicing expense decreases.

Bankruptcy costs are professional fees and expenses associated with the bankruptcy proceedings of UAC. These costs were $0.1 million for the quarters ended June 30, 2006 and 2005.

The Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005 - UAC

Interest on receivables decreased 43.8% to $5.6 million compared to $9.9 million for the six months ended June 30, 2006 and 2005, respectively. This decrease is attributable to a lower average securitized finance receivable balance of $85.5 million during the six months ended June 30, 2006 as compared to $142.1 million during the six months ended June 30, 2005.

Accretion and other interest decreased 40.8% to $3.4 million compared to $5.7 million for the six months ended June 30, 2006 and 2005, respectively, due to a decrease in accretion income of the beneficial interest in Master Trust. The fair value of beneficial interest in Master Trust has increased between the periods primarily as a result of reductions in estimated securitized finance receivable net losses. As an increase in the fair value of beneficial interest in Master Trust is recorded, an adjustment is recorded to increase accumulated other comprehensive income in the shareholders’ equity section of the consolidated balance sheet. The accumulated other comprehensive income is accreted over time as interest income. This increase in the six months ended June 30, 2005 coupled with the cash distribution that was occurring from the Master Trust Account resulted in higher accretion income. The individual components of accretion and other interest income are shown in the following table (in thousands):

	Six Months Ended June 30,
	2006	2005

UAC discount accretion for beneficial interest in Master Trust	$2,942	$5,395
UAC interest on restricted cash balances	441	324

UAC accretion and other interest income	$3,383	$5,719

PART I  FINANCIAL INFORMATION

Interest expense decreased 65.0% to $2.9 million compared to $8.3 million for the six months ended June 30, 2006 and 2005, respectively. The decrease in interest expense of $5.4 million is due to the decrease in interest expense and accretion expense from the UAC creditor notes payable purchased by White River and the decrease in the average collateralized financings of $91.9 million during the six months ended June 30, 2006 compared to $150.3 million during the same period ended June 30, 2005.

Recovery (provision) for estimated credit losses was a recovery of $2.5 million compared to a provision of $(1.8) million for the six months ended June 30, 2006 and 2005, respectively. The $4.3 million change in provision for estimated credit losses is due to stronger than projected cash flows from recoveries on defaulted receivables during the six months ended June 30, 2006. On June 9, 2006, UAC sold receivables in Chapter 13 bankruptcy status from its portfolio to an unrelated third party. Payments received from these accounts were treated as recovery. Therefore, the sale of these accounts in conjunction with the seasonal trends may result in a reduction of the recovery for estimated credit losses or the need for a provision in future periods.

The charge to Master Trust, net was $8.0 million for the six months ended June 30, 2006 compared to $3.1 million for the six months ended June 30, 2005. Charge to Master Trust is expense related to future transfers of funds to the Master Trust from securitized finance receivables of UAC. As additional securitized finance receivables were purchased and the projected losses of UAC’s securitized finance receivables decreased during 2005, the receivable base was larger resulting in an increase in interest income for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, and thus the amounts related to future transfers of funds to the Master Trust increased, resulting in an increase in the charge to Master Trust. The sale of receivables in Chapter 13 bankruptcy status that were collateral for the collateralized financings on June 9, 2006 also contributed to the increase in the charge to Master Trust for the period.

Gain (loss) from extinguishment of debt and intercompany transfers related to creditor notes payable was $(1.8) million and $13.2 million for the six months ended June 30, 2006 and 2005, respectively. During the quarters ended June 30, 2006 and 2005, White River purchased UAC creditor notes payable during the quarters ended June 30, 2006 and 2005 which resulted in a gain from extinguishment of debt for both periods. The gain from extinguishment of debt for the quarter ended June 30, 2006 was, however, offset by a $1.9 million intercompany loss from a UAC creditor notes payable distribution to White River during the period.

Other income was $3.9 million compared to $0.4 million for the six months ended June 30, 2006 and 2005, respectively. On June 9, 2006, UAC sold receivables previously charged-off in Chapter 13 bankruptcy status from its portfolio to an unrelated third party. The sale was recorded as other income. This was partially offset by a decline in refunds of dealer rebates from charged-off and prepaid finance contracts and amounts collected on previously charged-off balances net of expenses.

Salaries and benefits was $171,000 for the quarters ended June 30, 2006 and 2005.

Operating expenses was $0.6 million compared to $0.5 million for the six months ended June 30, 2006 and 2005. These expenses are primarily the result of professional fees.

Third party servicing expenses decreased 27.5% to $1.2 million for the six months ended June 30, 2006 compared to $1.6 million for the six months ended June 30, 2005. UAC is the only segment that incurs this expense. This decrease is the result of decline in the number of accounts serviced by the third party servicer during the six months ended June 30, 2006 as compared to June 30, 2005. UAC pays a monthly servicing fee per active receivable. As the number of serviced receivables decreases, the third party servicing expense decreases.

PART I  FINANCIAL INFORMATION

Bankruptcy costs are professional fees and expenses associated with the bankruptcy proceedings of UAC. There was no significant change in bankruptcy costs for UAC during these periods.

Discussion of Results of Operations of Coastal Credit

The following table presents financial information for Coastal Credit for the period indicated (in thousands):

	Quarter Ended June 30, 2006	Six Months Ended June 30, 2006
INTEREST:
Interest on receivables	$7,208	$14,055

Interest expense	(1,367)	(2,565)

Net interest margin	5,841	11,490

Provision for estimated credit losses	(1,033)	(2,104)

Net interest margin after provision for estimated credit losses	4,808	9,386

OTHER REVENUES:
Other income	(151)	(245)

Total other revenues, net	(151)	(245)

OTHER EXPENSES:
Salaries and benefits	1,942	3,746
Operating expenses	839	1,638

Total other expenses	2,781	5,384

INCOME BEFORE INCOME TAXES	1,876	3,757

INCOME TAXES BENEFIT	-	-

NET INCOME	$1,876	$3,757

The Quarter Ended June 30, 2006 - Coastal Credit

Net income at Coastal Credit was $1.9 million for the quarter ended June 30, 2006.

Interest on receivables was $7.2 million for the quarter ended June 30, 2006. This was attributable to an average finance receivable balance of $81.7 million for the quarter. In addition, Coastal Credit acquires contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. Accordingly, dealer acquisition discounts and fees reduce the carrying value of finance receivables and are accreted as an adjustment to yield over the life of the loans.

Interest expense was $1.4 million for the quarter ended June 30, 2006. This was attributable to an average line of credit balance and subordinated debentures of $56.8 million and $7.7 million, respectively, for the quarter.

Provision for estimated credit losses is charged to income to bring Coastal Credit’s allowance for estimated credit losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for estimated credit losses was $1.0 million for the quarter ended June 30, 2006.

PART I  FINANCIAL INFORMATION

Six Months Ended June 30, 2006 - Coastal Credit

Net income at Coastal Credit was $3.8 million for the six months ended June 30, 2006.

Interest on receivables was $14.1 million for the six months ended June 30, 2006. This was attributable to an average finance receivable balance of $80.0 million for the quarter. In addition, Coastal Credit acquires contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. Accordingly, dealer acquisition discounts and fees reduce the carrying value of finance receivables and are accreted as an adjustment to yield over the life of the loans.

Interest expense was $2.6 million for the six months ended June 30, 2006. This was attributable to an average line of credit balance and subordinated debentures of $54.5 million and $7.7 million, respectively, for the quarter.

Provision for estimated credit losses is charged to income to bring Coastal Credit’s allowance for estimated credit losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for estimated credit losses was $2.1 million for the six months ended June 30, 2006.

Discussion of Results of Operations of Corporate and Other

The following table presents financial information for Corporate and Other for the period indicated (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
INTEREST:
Interest on receivables	$-	$-	$-	$-
Accretion and other interest	14	-	24	-

Total interest income	14	-	24	-

Interest expense	(423)	(7)	(941)	(7)

Net interest margin	(409)	(7)	(917)	(7)

Provision for estimated credit losses	-	-	-	-

Net interest margin after provision for estimated credit losses	(409)	(7)	(917)	(7)

OTHER REVENUES:
Gain (loss) from extinguishment of debt and intercompany transfers related to creditor notes payable	1,565	(2,126)	1,565	(2,126)
Other income	-	13	-	13

Total other revenues, net	1,565	(2,113)	1,565	(2,113)

OTHER EXPENSES:
Salaries and benefits	133	-	206	-
Operating expenses	556	76	978	76

Total other expenses	689	76	1,184	76

INCOME (LOSS) BEFORE INCOME TAXES	467	(2,196)	(536)	(2,196)

INCOME TAXES BENEFIT	439	-	971	-

NET INCOME (LOSS)	$906	$(2,196)	$435	$(2,196)

PART I  FINANCIAL INFORMATION

The Quarter Ended June 30, 2006 Compared to the Quarter Ended June 30, 2005 - Corporate and Other

Accretion and other interest was $14,000 for the quarter ended June 30, 2006. This amount represents interest income related to interest bearing cash accounts.

Interest expense was $423,000 for the quarter ended June 30, 2006 compared to $7,000 for the quarter ended June 30, 2005. The interest for the quarter ended June 30, 2006 is related to the secured note payable. Interest expense is a result of the secured bridge note to Castle Creek and revolving note to Castle Creek that White River entered into during the quarter ended June 30, 2005.

Gain (loss) from extinguishment of debt and intercompany transfers related to creditor notes payable was $1.6 million and $(2.1) million for the quarters ended June 30, 2006 and 2005, respectively. During the quarters ended June 30, 2006 and 2005, White River purchased UAC creditor notes payable which resulted in a loss from extinguishment of debt for both periods. The loss from extinguishment of debt for the quarter ended June 30, 2006, however, was offset by a $1.9 million intercompany gain from a UAC creditor notes payable distribution to White River during the period.

Total other expenses were $556,000 and $76,000 for the quarters ended June 30, 2006 and 2005, respectively. These expenses are primarily professional fees incurred by the holding company.

The Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005 - Corporate and Other

Accretion and other interest was $24,000 for the six months ended June 30, 2006. This amount represents interest income related to interest bearing cash accounts.

Interest expense was $941,000 for the six months ended June 30, 2006 compared to $7,000 for the quarter ended June 30, 2005. The interest for the six months ended June 30, 2006 is related to the secured note payable and notes payable-Coastal Credit purchase holdback. The principal and interest related to the notes payable-Coastal Credit purchase holdback was paid in full on March 31, 2006. Interest expense is a result of the secured bridge note to Castle Creek and revolving note to Castle Creek that White River entered into during the six months ended June 30, 2005.

Gain (loss) from extinguishment of debt and intercompany transfers related to creditor notes payable was $1.6 million and $(2.1) million for the six months ended June 30, 2006 and 2005, respectively. During the quarters ended June 30, 2006 and 2005, White River purchased UAC creditor notes payable which resulted in a loss from extinguishment of debt for both periods. The loss from extinguishment of debt for the quarter ended June 30, 2006, however, was offset by a $1.9 million intercompany gain from a UAC creditor notes payable distribution to White River during the period.

Total other expenses were $941,000 and $76,000 for the six months ended June 30, 2006 and 2005, respectively. These expenses are primarily professional fees incurred by the holding company.

Financial Condition as of June 30, 2006 and December 31, 2005

Securitized Finance Receivables, Net

Securitized finance receivables, net balance is 49.7% less at June 30, 2006 compared to December 31, 2005. This decrease is attributable to the normal runoff of the portfolio. The collateralized financing for

PART I  FINANCIAL INFORMATION

securitization 2003-A was paid in full during the first quarter of 2006. The 2003-A receivables were released from collateral arrangements and, accordingly, are now recorded as receivables held for investment, net. Principal balances of receivables held for investment, securitized finance receivables and the off-balance sheet securitization portfolios are summarized in the following table (in thousands):

	June 30, 2006	December 31, 2005

UAC and Subsidiary Receivables Held for Investment
UAC Owned	$245	$336
UACSC Owned (1)	1,181	-
	1,426	336

Securitized Finance Receivables (2)
2003-A	-	4,167
2004-A1	1,307	3,795
2004-A2	1,919	4,712
2004-B	2,333	5,356
2004-C	8,084	16,837
2005-A	10,062	19,042
2005-B	14,127	25,405
2005-C	20,878	35,717
	58,710	115,031

Off-Balance Sheet Securitizations
2001-B	7,901	12,743
2001-C	22,961	35,009
2002-A	23,284	34,548
	54,146	82,300

Total Portfolios	$114,282	$197,667

(1)	On March 8, 2006 the 2003-A note was paid in full. The receivable portfolio is still owned by UACSC but is now recorded as held for investment.

(2)	On-balance sheet portfolios held by UACSC for collateralized financings.

Finance Receivables, Net

Finance receivables, net generally have original terms ranging from 32 to 48 months and are secured by the related vehicles.

During the six months ended June 30, 2006, 33.7% of contracts acquired by Coastal Credit are contracts made with borrowers who are in the United States military. Coastal Credit believes that having in the portfolio a significant percentage of contracts for which the borrowers are United States military personnel

PART I  FINANCIAL INFORMATION

contributes to lower payment delinquency and greater collection personnel efficiencies. Coastal Credit requests that all borrowers who are in the military use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower. Delinquency of payments on contracts paid by allotment historically has been less than delinquency of payments on contracts not paid by allotment. As a result, the collection effort associated with the military contracts requires substantially less time, allowing Coastal Credit’s collection staff to focus on an increasing number of non-military contracts.

As of June 30, 2006, Coastal Credit’s finance receivables consisted exclusively of contracts acquired by Coastal Credit without credit recourse to the dealer. Although all the contracts in Coastal Credit’s portfolio were acquired without credit recourse, each dealer remains liable to Coastal Credit for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

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

Beneficial Interest in Master Trust

Beneficial interest in Master Trust increased to $20.7 million at June 30, 2006 compared to $14.0 million at December 31, 2005. This increase is primarily due to lower than projected net credit losses on the UAC finance receivables underlying the Master Trust. UAC used a 15% discount rate to value the beneficial interest in Master Trust as of June 30, 2006 and December 31, 2005.

UAC continually assesses the adequacy of its beneficial interest in Master Trust cash flow model and, as necessary, adjusts both its cash flow model and the balance of the beneficial interest in Master Trust accordingly. Adjustments to beneficial interest in Master Trust are recorded as accumulated other comprehensive income in the shareholders’ equity section of the consolidated balance sheet and are accreted over time as accretion and other interest. The anticipated amortization period of the accumulated other comprehensive income is based on the estimated cash flows from the Master Trust which are projected to be completed by 2010. Accumulated other comprehensive income was $20.0 million and $13.3 million at June 30, 2006 and December 31, 2005, respectively.

Collateralized Financings

Collateralized financings were $65.3 million at June 30, 2006, compared to $122.3 million at December 31, 2005. The decrease was the result of principal payments to note holders that correspond to the principal reduction of securitized finance receivable-net.

Accrued Interest Payable

Accrued interest payable was $1.9 million at June 30, 2006, compared to $2.1 million at December 31, 2005. The change in accrued interest payable is the result of the declining collateralized financing balance partially offset by an increase in the line of credit balance and the line of credit interest rate.

PART I  FINANCIAL INFORMATION

Creditor Notes Payable

Creditor notes payable was $1.6 million at June 30, 2006, compared to $1.5 million at December 31, 2005. The increase was the result of the accretion of the valuation discount.

Liquidity and Capital Resources for the Six Months Ended June 30, 2006 and 2005

Net cash provided by (used in) operating activities was $0.8 million and $(2.9) million for the six months ended June 30, 2006 and 2005, respectively. The increase in net cash flows from operating activities was primarily from Coastal Credit during the periods.

Net cash provided by investing activities was $50.1 million for the six months ended June 30, 2006 compared to net cash used in investing activities of $(16.5) million for the six months ended June 30, 2005. Included in the net cash used in investing activities for the six months ended June 30, 2005 was $96.1 million related to the purchase of securitized finance receivables. No such purchases occurred during the six months ended June 30, 2006. This change was partially offset by the subsequent collection of securitized finance receivables and to changes in restricted cash.

Net cash used in financing activities was $(51.3) million for the six months ended June 30, 2006 compared to net cash provided by financing activities of $18.0 million for the six months ended June 30, 2005. Net cash flows used in financing activities for the six months ended June 30, 2006 primarily resulted from the $57.0 million principal payments of collateralized financing partially offset by borrowings on the line of credit during the period. Net cash provided by financing activities for the six months ended June 30, 2005 primarily resulted from net proceeds from collateralized financings of $98.4 million partially offset by the principal payment on UAC creditor notes payable of $3.4 million and principal payments on collateralized financings of $79.3 million.

At June 30, 2006, White River and its subsidiaries had cash and cash equivalents of $6.4 million compared to $2.3 million at June 30, 2005. White River and its subsidiaries have ongoing cash flow requirements to support their operations.

Coastal Credit has a revolving credit facility from a lending institution with a maximum borrowing limit at June 30, 2006, of $80.0 million. This facility increased to $100 million in July 2006. The maturity date is December 31, 2009. As of June 30, 2006, Coastal Credit had $57.5 million of indebtedness outstanding under this facility. Total availability under the line of credit was $70.0 million based upon the level of eligible collateral with $12.5 million available in excess of the amount utilized at June 30, 2006. The credit facility is secured by substantially all of the assets of Coastal Credit. In addition, White River has provided an unconditional corporate guaranty. Coastal Credit must maintain specified financial ratios within guidelines established by the lender and is in compliance with these ratios. Interest is paid monthly at a variable rate, based on meeting certain financial criteria. At June 30, 2006, the rate was the London Interbank Offered Rate (“LIBOR”) plus 2.85% (7.96%). There is an annual commitment fee of 1/8 of 1% on the average daily unused commitment. In the event of a significant pay down or an earlier retirement of the revolver commitment, Coastal Credit would sustain certain prepayment penalties. This facility limits distributions Coastal Credit may make to White River to 50% of Coastal Credit’s net income in addition to permitted payments on subordinated debt (including White River debt guaranteed by Coastal Credit.)

Coastal Credit has $7.7 million in subordinated debentures outstanding at June 30, 2006. Interest on the notes is payable quarterly at a fixed rate of interest of 12% per annum. At June 30, 2006, approximately 73% of the holders of subordinated debentures were related parties. All of the subordinated debt matures in 2008 and is subordinated to the line of credit and White River’s secured note payable.

PART I  FINANCIAL INFORMATION

UAC’s sources of liquidity are limited and consist of cash on hand, escrowed cash for operations, funds from consolidated operations and distributions from the Master Trust. UAC's beneficial interest in Master Trust reflected on the balance sheet reflects the discounted value of projected cash flows that UAC expects to receive from its outstanding securitizations and non-recourse financings of its portfolios of auto finance receivables. White River, as owner of approximately 90% of UAC's notes and claims outstanding under the Plan of Reorganization, will become entitled to distribution of the substantial majority of these cash flows as they are realized by UAC. However, the realization of such projected cash flows is dependent upon the performance of the underlying auto receivable portfolios and the effective servicing of such receivables. In particular, if gross defaults, recoveries on defaulted receivables or prepayments on such receivables are less favorable than the rates projected by management, UAC's realization of such cash flows will be reduced or delayed relative to such projections. Such reduction may be material.

White River has outstanding $15.0 million in a secured note at June 30, 2006. Interest on the note is payable quarterly in arrears at a fixed rate of 10.75% per annum. The secured note payable is secured by White River’s ownership interest in Coastal Credit and is guaranteed by Coastal Credit, but subordinate to Coastal Credit’s revolving credit facility. Principal is payable in sixteen quarterly installments of $937,500. The first of these principal payments was paid on July 3, 2006. Prepayment of the note is allowed beginning July 1, 2007. There is a 2% prepayment penalty if prepayment occurs between July 1, 2007 and June 30, 2008. This prepayment is 1% if prepayment occurs between July 1, 2008 and June 30, 2009. There is no penalty if the prepayment occurs after June 30, 2009.

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

PART I  FINANCIAL INFORMATION

Securitized Finance Receivables

Selected information about active UAC securitizations (dollars in thousands):

Current Transaction	Initial Transaction	Original Amount of Initial Transaction	Remaining Balance at June 30, 2006	Remaining Balance as a Percentage of Original Amount	Net Loss Incurred to Original Amount at June 30, 2006

On Balance Sheet Securitized Finance Receivables:
2004-A1	1999-C	$364,792	$1,307	0.36%	9.49%
2004-A2	1999-D	302,693	1,919	0.63%	10.99%
2004-B	2000-A	282,721	2,333	0.83%	9.05%
2004-C	2000-B	534,294	8,084	1.51%	11.66%
2005-A	2000-C	499,999	10,062	2.01%	9.68%
2005-B	2000-D	510,000	14,127	2.77%	10.30%
2005-C	2001-A	573,000	20,878	3.64%	9.42%
		3,067,499	58,710

Off Balance Sheet Securitized Finance Receivables:
2001-B		150,002	7,901	5.27%	7.58%
2001-C		330,000	22,961	6.96%	7.05%
2002-A		300,000	23,284	7.76%	5.24%
		780,002	54,146

Total		$3,847,501	$112,856	2.93%	8.78%

PART I  FINANCIAL INFORMATION

Delinquency experience of securitized finance receivables at UAC (dollars in thousands):

	June 30, 2006	December 31, 2005

Securitized finance receivables principal balance	$58,710	$115,031

Delinquencies:
30-59 days	4,134	7,703
60-89 days	1,001	2,390
90+ days	410	1,271
Total delinquencies	$5,545	$11,364

Delinquencies as a percentage of securitized finance receivables	9.4%	9.9%

Off-balance sheet finance receivables principal balance	$54,146	$82,300

Delinquencies:
30-59 days	2,122	2,737
60-89 days	394	859
90+ days	195	553
Total delinquencies	$2,711	$4,149

Delinquencies as a percentage of securitized finance receivables	5.0%	5.0%

Provisions are made for estimated net credit losses of securitized finance receivables in conjunction with each repurchase of an off-balance sheet securitization. The cumulative credit loss assumptions used for the pools of receivables repurchased as of June 30, 2006 ranged from 9.01% to 11.70%, compared to a range of 7.34% to 11.87% as of December 31, 2005. The receivables related to the 2003-A securitization were recorded as receivables held for investment during March 2006 and have been excluded from the Securitized finance receivable principal balance and delinquencies of the June 30, 2006 results.

On June 9, 2006, UAC sold receivables in Chapter 13 bankruptcy status from its portfolio to an unrelated third party. These accounts had a combined secured and unsecured receivable balance of approximately $10.6 million which, on each account, was previously charged off to a book value of zero during the Chapter 13 bankruptcy process. Payments received from these accounts were treated as recoveries. Therefore, the sale of these accounts will, in conjunction with the seasonal trends, result in a reduction of recovery for estimated credit losses and/or the need for a provision in future periods.

PART I  FINANCIAL INFORMATION

Allowance for loan losses of securitized finance receivables at UAC ($ in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Balance at the beginning of period	$4,867	$12,758	$6,503	$11,722
Allowance at purchase	-	362	-	3,032
Charge-offs	(2,064)	(4,901)	(6,316)	(10,599)
Recoveries	2,842	3,843	6,391	7,458
Provision (recovery) for estimated credit losses	(1,556)	1,363	(2,489)	1,812

Balance at the end of the period	$4,089	$13,425	$4,089	$13,425

Net charge offs (recoveries)	$(778)	$1,058	$(75)	$3,141
Securitized finance receivables	$58,710	$142,338	$58,710	$142,338

Allowance for loan losses as a percent of securitized finance receivables	6.96%	9.43%	6.96%	9.43%

Annualized net charge offs (recoveries) as a percent of securitized finance receivables	(5.30)%	2.97%	(0.26)%	4.41%

Allowance for loan losses as a percent of annualized net charge offs	n/m *	317.23%	n/m *	213.71%

*not meaningful

Finance Receivables

Delinquency experience of finance receivables at Coastal Credit, including unearned interest ($ in thousands):

	June 30, 2006	December 31, 2005

Finance receivables - gross balance	$105,512	$97,820

Delinquencies:
30-59 days	1,121	1,124
60-89 days	558	768
90+ days	548	878
Total delinquencies	$2,227	$2,770

Delinquencies as a percentage of finance receivables - gross balance	2.1%	2.8%

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

Allowance for loan losses of finance receivables ($ in thousands):

	Quarter Ended June 30, 2006	Six Months Ended June 30, 2006

Balance at beginning of period	$5,916	$6,031
Charge-offs, net of recoveries	(1,117)	(2,303)
Provision for estimated credit losses	1,033	2,104

Balance at the end of the period	$5,832	$5,832

Net charge offs	$1,117	$2,303
Finance receivables, net of unearned finance charges	$95,598	$95,598

Allowance for loan losses as a percent of finance receivables, net of unearned finance charges	6.10%	6.10%

Annualized net charge offs as a percent of finance receivables, net of unearned finance charges	4.67%	4.82%

Allowance for loan losses as a percent of annualized net charge offs	130.53%	126.62%

Discussion of Forward-Looking Statements

The preceding Management’s Discussion and Analysis contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Forward-looking statements are also made elsewhere in this report. White River publishes other forward-looking statements from time to time. Statements that are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are intended to identify forward-looking statements. We caution you to be aware of the speculative nature of “forward-looking statements.” Although these statements reflect White River’s good faith belief based on current expectations, estimates and projections about (among other things) the industry and the markets in which White River operates and the performance of its subsidiaries’ receivables portfolios, they are not guarantees of future performance. Whether actual results will conform to management’s expectations and predictions is subject to a number of known and unknown risks and uncertainties, including:

▪	the risks and uncertainties discussed in White River’s 2005 Annual Report on Form 10-K;

PART I  FINANCIAL INFORMATION

▪	general economic, market, or business conditions;

▪	changes in interest rates, the cost of funds, and demand for White River’s financial services;

▪	changes in White River’s competitive position;

▪	White River’s ability to manage growth;

▪	the opportunities that may be presented to and pursued by White River;

▪	competitive actions by other companies;

▪	changes in laws or regulations;

▪	changes in the policies of federal or state regulators and agencies; and

▪	other circumstances, many of which are beyond White River’s control.

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

ITEM 4. CONTROLS AND PROCEDURES.

White River carried out an evaluation, under the supervision of its Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of the design and operation of White River’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15 as of June 30, 2006. Based upon that evaluation, the Chief Executive Officer, President and Chief Financial Officer concluded that, at June 30, 2006, White River’s disclosure controls and procedures are effective in accumulating and communicating to management (including such officers) the information required to be included in White River’s periodic SEC filings.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of the shareholders of White River Capital, Inc. was held on May 5, 2006. The following is a summary of the matters voted on at the meeting:

(a) The six nominees for director were elected to serve one-year terms, ending in 2007, as follows:
Nominee	Votes For	Votes Withheld
John M. Eggemeyer	3,250,497	13,060
William E. McKnight	3,250,505	13,052
John W. Rose	3,263,505	52
Mark R. Ruh	3,250,505	13,052
Donald A. Sherman	3,237,131	26,426
Richard D. Waterfield	3,237,089	26,468

(b) The adoption of the White River Capital, Inc. Directors Stock Compensation Plan was approved by the following shareholder vote:

For	2,550,469
Against	2,894
Abstain	466
Broker Non-Votes	727,227

PART II   OTHER INFORMATION

(c) The adoption of the White River Capital, Inc. 2005 Stock Incentive Plan was approved by the following shareholder vote:

For	2,537,237
Against	16,126
Abstain	466
Broker Non-Votes	727,227

ITEM 6.   EXHIBITS.

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

White River Capital, Inc.
(Registrant)

August 9, 2006	By:	/s/ Martin J. Szumski
Martin J. Szumski
Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer)