Form 10-Q
period 2006-09-30
White River Capital Inc
filed 2006-11-13
CIK 1318545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-51493

White River Capital, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-1908796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1445 Brookville Way, Suite I
Indianapolis, Indiana 46239
(Address of principal executive offices/zip code)

Registrant’s telephone number, including area code:(317) 806-2166

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 13, 2006, there were 3,813,155 shares outstanding of the issuer’s Common Stock, without par value.

	- INDEX -
		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	1

	Unaudited Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2006 and 2005	2

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005	3

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2006 and 2005	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 4.	Controls and Procedures	44

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 6.	Exhibits and Reports on Form 8-K	45

SIGNATURES		46

PART I.  FINANCIAL INFORMATION

PART I

ITEM 1. FINANCIAL STATEMENTS.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

ASSETS	September 30, 2006	December 31, 2005

Cash and cash equivalents	$5,633	$6,878
Restricted cash	15,556	22,739
Securitized finance receivables—net	39,151	109,506
Finance receivables—net	79,260	70,784
Beneficial interest in Master Trust	22,640	13,968
Goodwill	35,097	35,097
Deferred tax assets—net	6,047	4,707
Other assets	8,851	3,315

TOTAL	$212,235	$266,994

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Collateralized financing	$46,213	$122,293
Line of credit	54,500	51,500
Secured note payable	14,062	15,000
Subordinated debentures	7,700	7,700
Note payable - Coastal Credit purchase holdback	-	3,840
Accrued interest	1,369	2,131
Amounts due to Master Trust	7,894	7,417
Creditor notes payable	1,825	1,461
Other payables and accrued expenses	5,225	2,291

Total liabilities	138,788	213,633

SHAREHOLDERS’ EQUITY:
Preferred Stock, without par value, authorized 3,000,000 shares; none issued and outstanding	-	-
Common Stock, without par value, authorized 20,000,000 shares; 3,813,155 and 3,810,155 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	179,426	179,157
Warrants	534	534
Accumulated other comprehensive income	20,221	13,305
Accumulated deficit	(126,734)	(139,635)

Total shareholders’ equity	73,447	53,361

TOTAL	$212,235	$266,994

See notes to condensed consolidated financial statements.

PART I.  FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter-to-Date September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
INTEREST:
Interest on receivables	$9,199	$7,888	$28,808	$17,775
Accretion and other interest	8,129	2,333	11,536	8,052

Total interest income	17,328	10,221	40,344	25,827

Interest expense	(2,872)	(3,189)	(9,294)	(11,532)

Net interest margin	14,456	7,032	31,050	14,295

Recovery (provision) for estimated credit losses	(20)	(1,031)	365	(2,844)

Net interest margin after recovery (provision) for estimated credit losses	14,436	6,001	31,415	11,451

OTHER REVENUES:
Charge to Master Trust—net	(5,587)	(2,126)	(13,587)	(5,179)
Gain (loss) from extinguishment of debt	(1,341)	266	(1,543)	11,327
Other income	4,304	188	7,973	614

Total other revenues, net	(2,624)	(1,672)	(7,157)	6,762

OTHER EXPENSES:
Salaries and benefits	2,255	551	6,379	722
Third party servicing expense	373	1,015	1,552	2,642
Other operating expenses	1,279	718	4,496	1,324
Bankruptcy costs	18	74	150	244

Total other expenses	3,925	2,358	12,577	4,932

INCOME BEFORE INCOME TAXES	7,887	1,971	11,681	13,281

INCOME TAX BENEFIT	248	-	1,219	-

NET INCOME	$8,135	$1,971	$12,900	$13,281

NET INCOME PER COMMON SHARE (BASIC)	$2.13	$1.32	$3.38	$18.77

NET INCOME PER COMMON SHARE (DILUTED)	$2.09	$1.32	$3.33	$18.74

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,813,155	1,489,503	3,813,045	707,591

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,900,930	1,492,669	3,876,177	708,658

See notes to condensed consolidated financial statements.

PART I.  FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,900	$13,281
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of beneficial interest in Master Trust	(10,842)	(7,469)
Provision (recovery) for estimated credit losses	(365)	2,844
Amortization and depreciation	355	90
Amortization of discount and interest accrued on creditor notes payable	974	4,877
Loss (gain) from extinguishment of debt	1,543	(11,327)
Deferred income taxes	(1,340)	-
Stock based compensation expense	269	-
Changes in assets and liabilities:
Accrued interest receivable and other assets	1,595	2,509
Amounts due to Master Trust	477	(1,225)
Payment of creditor notes payable accrued interest	(775)	(6,390)
Other payables and accrued expenses	1,182	430
Net cash provided by (used in) operating activities	5,973	(2,380)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Coastal Credit, LLC, net of cash acquired	-	(41,804)
Payment of Coastal Credit purchase holdback	(3,840)	-
Purchase of securitized finance receivables	-	(149,333)
Principal collections and recoveries on securitized finance receivables	70,350	122,797
Purchase of finance receivables	(49,497)	(4,421)
Collections on finance receivables	37,724	3,741
Principal collections and recoveries on receivables held for investment	2,652	-
Collections on beneficial interest in Master Trust	2,784	8,767
Change in restricted cash	7,183	(4,529)
Capital expenditures	(168)	(3)
Net cash provided by (used in) investing activities	67,188	(64,785)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of costs	-	33,524
Proceeds from collateralized financings	-	153,359
Principal payments on collateralized financings	(76,080)	(124,997)
Proceeds from secured note payable	-	15,000
Principal payments on secured note payable	(937)	-
Principal payments on creditor notes payable	(389)	(3,472)
Net increase in line of credit	3,000	-
Payment of debt issuance costs related to secured note payable	-	(210)
Proceeds from notes payable to Castle Creek	-	2,375
Principal payments on notes payable to Castle Creek	-	(2,375)
Principal payments on subordinated debentures	-	(900)
Net cash provided by (used in) financing activities	(74,406)	72,304
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,245)	5,139
CASH AND CASH EQUIVALENTS—Beginning of period	6,878	3,745
CASH AND CASH EQUIVALENTS—End of period	$5,633	$8,884
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax refunds	$2	$72
Interest paid	$7,737	$9,783
Non cash items:
Transfer of securitized finance receivables—net to other assets after the collateralized financing for securitization 2003-A was paid in full	$2,771	$-
Receivable recognition in other assets of beneficial interest in Master Trust distribution	$6,302	$-

See notes to condensed consolidated financial statements.

PART I.  FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

NET INCOME	$8,135	$1,971	$12,900	$13,281
OTHER COMPREHENSIVE INCOME:
Unrealized gain on beneficial interest in Master Trust	8,096	2,817	17,758	12,920
Reclassification adjustment for gain included in net income	(7,900)	(2,074)	(10,842)	(7,469)
Net other comprehensive income	196	743	6,916	5,451
COMPREHENSIVE INCOME	$8,331	$2,714	$19,816	$18,732

See notes to condensed consolidated financial statements.

PART I.  FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

1.  BASIS OF PRESENTATION

The foregoing condensed consolidated financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods presented have been included. Results for any interim period are not necessarily indicative of results to be expected for the year ending December 31, 2006.

The condensed consolidated unaudited interim financial statements have been prepared in accordance with Form 10-Q specifications and therefore do not include all information and footnotes normally shown in annual financial statements. As a result of the share exchange that occurred August 9, 2005, the condensed consolidated financial statements show the results of Union Acceptance Company LLC, formerly known as Union Acceptance Corporation, Inc. (“UAC”), and White River Capital, Inc. (“White River”) as though they always coexisted, also referred to as predecessor accounting. These interim period financial statements should be read in conjunction with the consolidated financial statements that are included in the Annual Report on Form 10-K for the year ended December 31, 2005 of White River Capital, Inc., which is available online at www.WhiteRiverCap.com or www.sec.gov.

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

New Accounting Pronouncements

During July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 establishes standards for measurement and recognition in financial statements of positions taken by an entity in its income tax returns. In addition, FIN 48 requires new disclosures about positions taken by an entity in its tax returns that are not recognized in its financial statements, information about potential significant changes in estimates related to tax positions and descriptions of open tax years by major jurisdiction. The provisions of FIN 48 will become effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. We are currently evaluating the impact that FIN 48 will have on our results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another United States Generally Accepted Accounting Principle standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS 157 will have on our results of operations and financial condition.

PART I.  FINANCIAL INFORMATION

2.  GENERAL DISCUSSION

White River is a holding company for specialized indirect auto finance businesses, with two principal operating subsidiaries, Coastal Credit LLC (“Coastal Credit”) and UAC. Coastal Credit, based in Virginia Beach, Virginia, is a specialized sub-prime auto finance company engaged primarily in (1) acquiring retail installment sales contracts from both franchised and independent automobile dealers which have entered into contracts with purchasers of used and, to a much lesser extent, new cars and light trucks, and (2) servicing its contract portfolio. Coastal Credit operates in twenty-one states. UAC, based in Indianapolis, Indiana, holds and oversees its portfolio of approximately $84.8 million in non-prime auto receivables, as of September 30, 2006. Its portfolio is held approximately 50.2% in off-balance sheet securitizations, 48.8% through subsidiary non-recourse collateralized financings and 1.0% directly or by subsidiaries not subject to financing. UAC operates under a confirmed Second Amended and Restated Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Plan”) under which net proceeds from its residual interest in its receivables portfolios and other bankruptcy estate assets must be paid to creditors holding notes and claims under the plan. During 2005, White River purchased a substantial majority of such notes and claims. During the nine months ended September 30, 2006, White River offered to acquire the remaining general unsecured claims of UAC not previously acquired by White River. With this acquisition of claims, White River owns directly approximately 99% of the general unsecured claims of UAC. White River owns directly approximately 90% of such notes and claims at September 30, 2006.

On June 9, 2006, UAC sold receivables in Chapter 13 bankruptcy status from its portfolio to an unrelated third party. These accounts had a combined secured and unsecured receivable balance of approximately $10.6 million which, on each account, was previously charged off to a book value of zero during the Chapter 13 bankruptcy process. The sale proceeds were allocated between the Master Trust Account and UAC based on the allocation of accounts that were collateral for the collateralized financings and the accounts that were not, respectively. 15% of the proceeds are held in escrow, classified as restricted cash, in the event there are any accounts that need to be repurchased. The escrow settlement date was extended from September 25, 2006 to November 27, 2006 so that the review of these accounts can be completed. On October 12, 2006, an amendment to the purchase agreement was signed in which UAC agreed to repurchase certain loans.  In accordance with the amendment, an escrow account was created. This new escrow account will be used to reimburse the purchaser of the portfolio for the value of collateral on total losses from uninsured borrowers. This escrow will be available until May 1, 2007.

On September 26, 2006, White River’s UAC subsidiary entered into a settlement agreement with the servicer of its receivables to resolve litigation pending in the Federal District Court for the Southern District of Indiana. The settlement agreement provided for a payment to the UAC Master Trust and a mutual release of claims. The settlement distribution from the Master Trust account to UAC was included in accretion and other interest. This income was partially offset by a liability of White River that was incurred as a result of this settlement agreement to certain former creditors of UAC who sold their claims to White River during 2005. This liability resulted in a loss from the extinguishment of debt of approximately $(1.3) million.

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

PART I.  FINANCIAL INFORMATION

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

The following table represents the restricted net assets and liabilities related to non-recourse collateralized financings (in millions) as of:

	September 30, 2006	December 31, 2005

Securitized finance receivables—net	$39.2	$109.5
Restricted cash	14.9	22.7
Receivable from servicer included in other assets	0.4	1.1
Collateralized financings	(46.2)	(122.3)
Series 2003-A excess collateral (1)	-	(2.7)
Accrued interest payable	(0.2)	(0.5)
Other payables and accrued expenses	(0.2)	(0.4)

Amounts due to Master Trust	$7.9	$7.4

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

4.  SECURITIZED FINANCE RECEIVABLES—NET

Securitized finance receivables-net are recorded at the outstanding principal balance of the receivables plus accrued interest receivable, net of an allowance for credit losses. The collateralized financing for securitization 2003-A was paid in full during the first quarter of 2006. The following table represents components of securitized finance receivables—net (in thousands) as of:

	September 30, 2006	December 31, 2005

Principal balance of securitized finance receivables	$41,392	$115,031
Accrued interest receivable	329	978
Allowance for credit losses	(2,570)	(6,503)

Securitized finance receivables—net	$39,151	$109,506

PART I.  FINANCIAL INFORMATION

Activity in the allowance for credit losses on securitized finance receivables is as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Balance at the beginning of period	$4,089	$13,425	$6,503	$11,722
Allowance at purchase	-	2,131	-	5,163
Charge-offs	(1,659)	(5,812)	(7,975)	(16,410)
Recoveries	1,314	3,580	7,705	11,037
Provision (recovery) for estimated credit losses	(1,174)	656	(3,663)	2,468

Balance at the end of the period	$2,570	$13,980	$2,570	$13,980

5.  COLLATERALIZED FINANCINGS

The collateralized financings’ principal and interest is paid monthly with total cash received from the corresponding securitized finance receivables collateralizing the notes. If the cash received within the month is insufficient to pay the note principal and interest, funds are drawn from restricted cash accounts or the Master Trust account in accordance with the Master Trust Agreement. Interest expense related to these collateralized financings, including the amortization of debt issuance costs, was $0.7 million and $2.2 million for the quarters ended September 30, 2006 and 2005, respectively and $3.0 million and $6.0 million for the nine months ended September 30, 2006 and 2005, respectively.

The following table summarizes the outstanding principal balance of the collateralized financings (in thousands) at:

Notes Series	Note Rate	Initial Note Amount	September 30, 2006	December 31, 2005

Series 2003-A	3.95%	$120,327	$-	$2,072
Series 2004-A1	4.15	29,485	755	3,743
Series 2004-A2	4.55	29,298	1,332	5,317
Series 2004-B	5.02	25,896	1,724	5,972
Series 2004-C	4.89	51,992	6,095	18,636
Series 2005-A	4.49	47,742	7,884	20,730
Series 2005-B	4.69	50,684	11,331	27,445
Series 2005-C	5.40	54,933	17,092	38,378
		$410,357	$46,213	$122,293

PART I.  FINANCIAL INFORMATION

6.  BENEFICIAL INTEREST IN MASTER TRUST

With the establishment of the Master Trust Agreement in 2003, all excess cash flows, as defined, from retained interest in securitized assets, finance receivables, and restricted cash accounts are to be deposited in the Master Trust account. Once prescribed cash reserve levels are met, cash will be released from the Master Trust account to UACSC. This estimated future discounted cash flow is reported as beneficial interest in Master Trust. In determining the fair value of the beneficial interest in Master Trust, estimates must be made for the future prepayments, rates of gross credit losses and credit loss severity, and delinquencies as they impact the amount and timing of the estimated cash flows from the Master Trust. The average of the interest rates on the receivables exceeds the interest rates on the securities issued in the securitizations and the servicing and surety fees. This excess cash is held by the Master Trust account and released based on reserve requirements of the Master Trust. These estimated cash flows from the Master Trust are then discounted to reflect the present value.

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

o
Liquidation recovery - consists of net auction proceeds, deficiency recoveries by the servicer, and scheduled payments from defaulted accounts. On a monthly basis for each pool, liquidation recovery cash dollars as a percentage of gross default dollars has been calculated based on a rolling twelve month average. This twelve month average for each pool is used to project monthly liquidation recovery by multiplying this value by the monthly estimated gross default dollars projected.

o
Bankruptcy recovery - consists of cash recovered from accounts charged off and in bankruptcy status. Bankruptcy cash flows are somewhat independent of default rates due to bankruptcy court involvement and the latitude allowed debtors during the bankruptcy process. UAC has observed a reasonably predictable cash flow stream from bankruptcy payments in each securitized pool. This cash flow stream will, however, eventually expire as the bankruptcy cases are dismissed from the various courts with either a successful or non-successful outcome. A previous twelve month average of bankruptcy cash flows is calculated for each pool. This value is then reduced on a straight line basis over either a 30 or 42 month period. The bankruptcy recovery has been adjusted to reflect the percentage of accounts remaining after a significant portion of the Chapter 13 bankruptcy receivables were sold during June 2006.

Finally, gross credit losses are netted against the two recovery cash streams to estimate future net credit losses.

PART I.  FINANCIAL INFORMATION

The weighted average net credit loss assumption as a percentage of the original principal balance over the life of the receivables to value beneficial interest in Master Trust was 8.63% and 8.93% at September 30, 2006 and December 31, 2005, respectively.

•
Prepayment Assumptions—UAC estimates prepayments by evaluating the historical prepayment performance of each pool of receivables. UAC used annual prepayment rates ranging from 28.4% to 42.3% at September 30, 2006 as compared to 27.8% to 42.3% at December 31, 2005.

•
Discount Rate Assumptions—UAC determines the estimated fair value of its beneficial interest in Master Trust by discounting the expected cash flows released from the Master Trust account (the cash out method) using a discount rate that UAC believes is commensurate with the risks involved. UAC used a discount rate of 15% to value the beneficial interest in Master Trust at September 30, 2006 and December 31, 2005 to reflect current market conditions and UAC’s financial position.This discount rate has remained constant notwithstanding recent increases in market interest rates due to management’s assessment that there has been reduction in risk related to the distributions from the Master Trust account.

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

Finance receivables - net outstanding is as follows (in thousands):

	September 30, 2006	December 31, 2005

Finance receivables, gross	$106,555	$97,820
Unearned interest	(9,568)	(9,868)
Finance receivables, net of unearned finance charge income	96,987	87,952

Accretable unearned acquisition discounts and fees	(11,968)	(11,137)
Finance receivables, net of unearned finance charge income and discounts and fees	85,019	76,815

Allowance for loan losses	(5,759)	(6,031)

Finance receivables, net	$79,260	$70,784

PART I.  FINANCIAL INFORMATION

Activity in the allowance for loan losses on finance receivables is as follows (dollars in thousands):

	Quarter Ended September 30, 2006	Nine Months Ended September 30, 2006	One Month Ended September 30, 2005

Balance at beginning of period	$5,832	$6,031	$6,100
Charge-offs, net of recoveries	(1,267)	(3,570)	(375)
Provision for estimated credit losses	1,194	3,298	375

Balance at the end of the period	$5,759	$5,759	$6,100

Net charge offs	$1,267	$3,570	$375
Finance receivables, net of unearned finance charges	$96,987	$96,987	$86,292

Allowance for loan losses as a percent of finance receivables, net of unearned finance charges	5.94%	5.94%	7.07%

Annualized net charge offs as a percent of finance receivables, net of unearned finance charges	5.23%	4.91%	5.21%

Allowance for loan losses as a percent of annualized net charge offs	113.63%	120.99%	135.56%

8.  OTHER ASSETS

Other assets are as follows (in thousands) at:

	September 30, 2006	December 31, 2005

Receivable from servicer	$441	$1,124
Prepaid expenses	507	712
Property, equipment and leasehold improvements, net	601	601
Receivables held for investment, net	778	269
Receivable from Master Trust account	6,304	-
Other	220	609
Total other assets	$8,851	$3,315

PART I.  FINANCIAL INFORMATION

9.  GOOODWILL

Goodwill related to the Coastal Credit segment is tested for impairment as of August 31, 2006. There were no changes to the Coastal Credit segment goodwill since December 31, 2006.

10.  CREDITOR NOTES PAYABLE

In connection with UAC’s Plan of Reorganization and distributions and as a result of White River’s purchase of the senior accrual notes and the majority of UAC’s general unsecured claims, restructured subordinated notes, and subordinated accrual notes, UAC’s creditor notes payable principle amounts (in thousands) are as follows at:

	September 30, 2006			December 31, 2005
	Carrying Value	Contractual Remaining Debt Not Owned by White River	Total Contractual Remaining Debt	Carrying Value	Contractual Remaining Debt Not Owned by White River	Total Contractual Remaining Debt

Restructured debt:
Class 2A general unsecured claims	$4	$16	$1,188	$164	$405	$1,330
Class 2A1 general unsecured claims	-	-	-	-	-	-
Restructured senior notes	-	-	-	-	-	-
Restructured subordinated notes	1,820	5,041	46,383	1,296	5,041	46,383
Senior accrual notes	-	-	4,106	-	-	4,106
Subordinated accrual notes	1	431	3,964	1	431	3,964

Total creditor notes payable	$1,825	$5,488	$55,641	$1,461	$5,877	$55,783

11.  INCOME TAXES

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

PART I.  FINANCIAL INFORMATION

White River reviews the valuation allowance based on the estimated taxable income for the next five years and makes adjustments as required. The income tax benefit was $248,000 for the quarter ended September 30, 2006 and $1.2 million for the nine months ended September 30, 2006. This income tax benefit was the result of a $292,000 and $1.3 million benefit for the quarter and nine months ended September 30, 2006, respectively, from the reversal of a portion of the valuation allowance based on the estimated taxable income for the next five years. This income was partially offset by state and federal income tax expense of approximately $44,000 and $122,000 for the quarter and nine months ended September 30, 2006, respectively.

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

12.  BUSINESS SEGMENT INFORMATION

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

Coastal Credit is a specialized sub-prime auto finance company engaged primarily in (1) acquiring retail installment sales contracts from both franchised and independent automobile dealers which have entered into contracts with purchasers of used and, to a much lesser extent, new cars and light trucks, and (2) servicing the contract portfolio. Coastal Credit commenced operations in Virginia in 1987 and conducts business in twenty-one states through its seventeen branch locations. All goodwill relates to the Coastal Credit segment.

UAC is a specialized auto finance company. Since confirmation of UAC’s bankruptcy Plan in August 2003, UAC has carried out the terms and provisions of the Plan. UAC is continuing business activities related to oversight of collection and refinancing of its securitized and nonsecuritized auto receivable portfolios in compliance with its Plan. Generally, UAC continues to collect cash as it becomes available from prescribed assets of the bankruptcy estate and to distribute such cash to the creditors of the bankruptcy estate who made allowed claims in the bankruptcy case. White River purchased approximately 90% of such UAC notes and claims during 2005 and 2006.

PART I.  FINANCIAL INFORMATION

Set forth in the table below is certain financial information with respect to White River’s segments.

For The Quarter Ended September 30, 2006	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$9,822	$7,498	$8	$17,328
Interest expense	(1,047)	(1,429)	(396)	(2,872)
Net interest margin	8,775	6,069	(388)	14,456
Recovery (provision) for estimated credit losses	1,174	(1,194)	-	(20)
Net interest margin (deficit) after recovery (provision) for estimated credit losses	9,949	4,875	(388)	14,436
Total other revenues (charges), net	(5,634)	(93)	3,103	(2,624)
Total other expenses	618	2,796	511	3,925
Income before income taxes	$3,697	$1,986	$2,204	$7,887

For The Quarter Ended September 30, 2005*	UAC	Coastal Credit	Corporate and Other	Consolidated
Total interest income	$8,078	$2,141	$2	$10,221
Interest expense	(2,587)	(378)	(224)	(3,189)
Net interest margin	5,491	1,763	(222)	7,032
Provision for estimated credit losses	(656)	(375)	-	(1,031)
Net interest margin (deficit) after provision for estimated credit losses	4,835	1,388	(222)	6,001
Total other revenues (charges), net	(3,790)	9	2,109	(1,672)
Total other expenses	1,380	692	286	2,358
Income (loss) before income taxes	$(335)	$705	$1,601	$1,971

For The Nine Months Ended September 30, 2006	UAC	Coastal Credit	Corporate and Other	Consolidated
Total interest income	$18,759	$21,553	$32	$40,344
Interest expense	(3,963)	(3,994)	(1,337)	(9,294)
Net interest margin	14,796	17,559	(1,305)	31,050
Recovery (provision) for estimated credit losses	3,663	(3,298)	-	365
Net interest margin (deficit) after recovery (provision) for estimated credit losses	18,459	14,261	(1,305)	31,415
Total other revenues (charges), net	(11,487)	(338)	4,668	(7,157)
Total other expenses	2,702	8,180	1,695	12,577
Income before income taxes	$4,270	$5,743	$1,668	$11,681

For The Nine Months Ended September 30, 2005*	UAC	Coastal Credit	Corporate and Other	Consolidated
Total interest income	$23,684	$2,141	$2	$25,827
Interest expense	(10,923)	(378)	(231)	(11,532)
Net interest margin	12,761	1,763	(229)	14,295
Provision for estimated credit losses	(2,469)	(375)	-	(2,844)
Net interest margin (deficit) after provision for estimated credit losses	10,292	1,388	(229)	11,451
Total other revenues (charges), net	6,757	9	(4)	6,762
Total other expenses	3,878	692	362	4,932
Income (loss) before income taxes	$13,171	$705	$(595)	$13,281

* White River acquired Coastal Credit on August 31, 2005.  Coastal Credit results for these periods are for the one month ended September 30, 2005.

PART I.  FINANCIAL INFORMATION

The following table presents assets with respect to White River’s segments (in thousands) at:

	September 30, 2006	December 31, 2005

Corporate and other	$8,014	$6,918
Coastal Credit	116,743	108,165
UAC	87,478	151,911
	$212,235	$266,994

13.  STOCK BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment.SFAS 123(R) amended SFAS 123, Accounting for Stock-Based Compensation and superseded Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees.In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107 to provide guidance on the valuation of share-based payments for public companies.SFAS 123(R) requires companies to recognize all share-based payments, which include stock options and restricted stock, in compensation expense over the service period of the share-based payment award.SFAS 123(R) establishes fair value as the measurement method in accounting for share-based payment transactions with employees.

White River adopted SFAS 123(R) effective January 1, 2006 using the modified prospective method in which compensation cost is recognized over the service period for all awards granted subsequent to the White River's adoption of 123(R) as well as for the unvested portions of awards outstanding as of White River's adoption of SFAS 123(R).In accordance with the modified prospective method, results for prior periods have not been restated.

Prior to the adoption of SFAS 123(R), White River applied the recognition and measurement principles of APB 25 as allowed by SFAS 123 and SFAS 148, Accounting for Stock-based Compensation - Transition and Disclosure.Accordingly, no stock-based compensation was recognized in net income for stock options granted with an exercise price equal to the market value of the underlying common stock on the date of the grant and the related number of options granted was fixed at that point in time.

Effective January 1, 2006, the restated employment agreement between Coastal Credit and William McKnight, president of Coastal Credit, includes a long-term incentive award. This award provides for the payment, in cash, of the value of 100,000 shares of White River stock, vesting in three annual increments of 33,333.33 shares on January 1, 2007, 2008 and 2009. SFAS No. 123R, Share-Based Payment, is used for guidance in accounting for this award. The value of payment is to be determined based on the mean of the trading value of White River shares for 20 trading days prior to the vesting date. Compensation expense related to this award approximated $182,000 and $438,000 for the quarter and nine months ended September 30, 2006, respectively, and is included in salaries and benefits expense in the accompanying condensed consolidated statements of operations. Additional compensation costs will be incurred based on the value of White River’s stock price through 2008.

PART I.  FINANCIAL INFORMATION

On May 5, 2006, White River shareholders approved the White River Capital, Inc. 2005 Stock Incentive Plan. The purpose of this plan is to offer certain employees, non-employee directors, and consultants the opportunity to acquire a proprietary interest in White River. The plan provides for the grant of options, restricted stock awards and performance stock awards.

On June 1, 2006, White River granted restricted stock awards totaling 84,000 shares to certain employees, vesting in three annual increments of 28,000 shares on January 2, 2007, 2008 and 2009. In addition, White River granted restricted stock awards totaling 9,000 shares that vest in three annual increments of 3,000 shares on March 31, 2007, 2008 and 2009. SFAS No. 123R, Share-Based Payment, is used for guidance in accounting for these awards. The value of awards is to be determined based on the trading value of White River shares on the June 1, 2006 grant date of $14.25 per share with an estimated forfeiture rate of 3%. Compensation expense related to these awards approximated $168,000 and $224,000 for quarter and nine months ended September 30, 2006, respectively, and is included in salaries and benefits expense in the accompanying condensed consolidated statements of operations.As of September 30, 2006, there was $1.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted.  That cost is expected to be recognized over a weighted-average period of 2.3 years.

14.  EARNINGS PER SHARE

Basic earnings per share are calculated by dividing the reported net income for the period by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding during a period is weighted for the portion of the period that the shares were outstanding. The issuance of 3,500,000 shares in the subscription offering occurred on August 31, 2005. Diluted earnings per share include the dilutive effect of warrants that were granted on August 31, 2005 and stock awards that were granted on June 1, 2006. All stock options converted from UAC during August 2005 have been excluded from the 2005 earnings per share calculation as the effect would have been anti-dilutive. Basic and diluted earnings per share have been computed as follows (dollars in thousands except per share data):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income in thousands	$8,135	$1,971	$12,900	$13,281
Weighted average shares outstanding	3,813,155	1,489,503	3,813,045	707,591
Incremental shares from assumed conversions:
Warrants	63,122	3,166	55,560	1,067
Stock incentive plans	24,653	-	7,572	-
Weighted average shares and assumed incremental shares	3,900,930	1,492,669	3,876,177	708,658
Basic	$2.13	$1.32	$3.38	$18.77
Diluted	$2.09	$1.32	$3.33	$18.74

PART I.  FINANCIAL INFORMATION

15.  COMMITMENTS AND CONTINGENCIES

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

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On August 31, 2005, White River completed the acquisition of 100% of the ownership interest in Coastal Credit with an aggregate purchase price of $50.8 million, including direct costs of acquisition. $45.0 million was paid at closing and $3.8 million, net of a $1.2 million receivable from the previous owners, was held back (subject to offsetting adjustments) until March 31, 2006 and payable with interest at the rate of 10% per annum. Upon completion of these transactions, White River became the parent holding company of UAC and Coastal Credit.Also on August 31, 2005, White River completed a $35 million subscription offering. In this offering, White River issued 3,500,000 shares of common stock at the subscription price of $10.00 per share. The net proceeds of this subscription offering were used to acquire Coastal Credit, to repay the secured bridge note payable to Castle Creek, to pay transaction costs, and for ongoing operations.

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

To finance these securitized receivable acquisitions, collateralized financings are used, secured by the respective portfolios of the acquired receivables and related restricted cash accounts. Timely payments of principal and interest on the non-recourse collateralized financings are insured by surety policies. Such obligations are also cross-collateralized as directed by the Master Trust Agreement. Net interest cash flows in excess of expense are payable to the Master Trust account and expensed as a charge to Master Trust, net.

PART I.  FINANCIAL INFORMATION

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

Income Recognition - Finance Receivables

Finance charge income is recognized for financial reporting purposes using the interest method. Initial fees earned on add-on products such as gap and warranty products are recorded in income using the interest method. Late charges and deferment charges on contracts are recorded in income as collected. Cash received from loans that previously have been charged off is applied directly to the allowance for loan losses in the consolidated balance sheets. Discounts and fees, which consist primarily of non-refundable dealer acquisition discounts, are deferred and amortized over the term of the related finance receivables using the interest method and are removed from the balance sheet when the related finance receivables are charged off or paid in full.

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

PART I.  FINANCIAL INFORMATION

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

PART I.  FINANCIAL INFORMATION

White River periodically reviews the valuation allowance based on the estimated taxable income for the next five years and makes adjustments as required. These future adjustments will be recorded as income tax expense (benefit). The income tax benefit was $248,000 for the quarter ended September 30, 2006 and $1.2 million for the nine months ended September 30, 2006. This income tax benefit was the result of a $292,000 and $1.3 million benefit for the quarter and nine months ended September 30, 2006, respectively, from the reversal of a portion of the valuation allowance based on the estimated taxable income for the next five years. This income was partially offset by state and federal income tax expense of approximately $44,000 and $122,000 for the quarter and nine months ended September 30, 2006, respectively.

New Accounting Pronouncements

During July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 establishes standards for measurement and recognition in financial statements of positions taken by an entity in its income tax returns. In addition, FIN 48 requires new disclosures about positions taken by an entity in its tax returns that are not recognized in its financial statements, information about potential significant changes in estimates related to tax positions and descriptions of open tax years by major jurisdiction. The provisions of FIN 48 will become effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. We are currently evaluating the impact that FIN 48 will have on our results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another United States Generally Accepted Accounting Principle standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS 157 will have on our results of operations and financial condition.

Results of Operations

Executive Summary

As a result of the August 9, 2005 share exchange, management’s discussion and analysis of results of operations include results of UAC and White River as though they always coexisted. With the acquisition of Coastal Credit on August 31, 2005, results of operations include results of Coastal Credit after that date.

The Quarter Ended September 30, 2006 Compared to the Quarter Ended September 30, 2005

Net income was $8.1 million, or $2.09 per diluted share, for the quarter ended September 30, 2006, compared to $2.0 million, or $1.32 per diluted share, for the quarter ended September 30, 2005. On September 26, 2006, White River’s UAC subsidiary entered into a settlement agreement with the servicer of its receivables to resolve litigation pending in the Federal District Court for the Southern District of Indiana. The settlement agreement provided for a payment to the UAC Master Trust and a mutual release of claims. The settlement distribution from the Master Trust account to UAC was included in accretion and other interest. This income was partially offset by a liability of White River that was incurred as a result of this settlement agreement to certain former creditors of UAC who sold their claims to White River during 2005.This liability resulted in a loss from the extinguishment of debt of approximately $(1.3) million. The improvement in net income is also attributable to Coastal Credit, which contributed $2.0 million and to the tax benefit recorded.

PART I.  FINANCIAL INFORMATION

The Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Net income for the nine months ended September 30, 2006 was $12.9 million, or $3.33 per diluted share compared to net income for the nine months ended September 30, 2005 of $13.3 million, or $18.74 per diluted share (based upon 708,658 diluted shares outstanding). Net income for the nine months ended September 30, 2006 included the earnings of Coastal Credit for the entire period, while the net income for the nine months ended September 30, 2005 included only one month of earnings from Coastal Credit, which was acquired on August 31, 2005.Also, included in net income for the nine months ended September 30, 2006 is a loss from the extinguishment of debt of $(1.5) million while the net income for the nine months ended September 30, 2005 includes a gain from the extinguishment of debt of $11.3 million. These results were partially offset by the increase in other expenses of Corporate and Other.

Discussion of Results

The following table presents consolidated financial information for White River for the periods indicated (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
INTEREST:
Interest on receivables	$9,199	$7,888	$28,808	$17,775
Accretion and other interest	8,129	2,333	11,536	8,052

Total interest income	17,328	10,221	40,344	25,827

Interest expense	(2,872)	(3,189)	(9,294)	(11,532)

Net interest margin	14,456	7,032	31,050	14,295

Recovery (provision) for estimated credit losses	(20)	(1,031)	365	(2,844)

Net interest margin after recovery (provision) for estimated credit losses	14,436	6,001	31,415	11,451

OTHER REVENUES:
Charge to Master Trust—net	(5,587)	(2,126)	(13,587)	(5,179)
Gain (loss) from extinguishment of debt	(1,341)	266	(1,543)	11,327
Other income	4,304	188	7,973	614

Total other revenues, net	(2,624)	(1,672)	(7,157)	6,762

OTHER EXPENSES:
Salaries and benefits	2,255	551	6,379	722
Third party servicing expense	373	1,015	1,552	2,642
Operating expenses	1,279	718	4,496	1,324
Bankruptcy costs	18	74	150	244

Total other expenses	3,925	2,358	12,577	4,932

INCOME BEFORE INCOME TAXES	7,887	1,971	11,681	13,281

INCOME TAXES BENEFIT	248	-	1,219	-

NET INCOME	$8,135	$1,971	$12,900	$13,281

PART I.  FINANCIAL INFORMATION

The Quarter Ended September 30, 2006 Compared to the Quarter Ended September 30, 2005 - Consolidated

Interest on receivables increased 16.6% to $9.2 million compared to $7.9 million for the quarters ended September 30, 2006 and 2005, respectively. Interest on receivables from UAC decreased $4.0 million due to a lower average securitized finance receivable and receivables held for investment balance of $50.7 million during the quarter ended September 30, 2006 as compared to $160.1 million during the quarter ended September 30, 2005. Coastal Credit contributed $7.5 million to the increase based on an average finance receivable balance of $84.7 million for the quarter ended September 30, 2006.

Accretion and other interest increased 248.4% to $8.1 million compared to $2.3 million for the quarters ended September 30, 2006 and 2005, respectively. UAC contributed $5.8 million to this increase from an increase in accretion income of the beneficial interest in Master Trust. The fair value of beneficial interest in Master Trust has increased between the periods primarily as a result of reductions in estimated securitized finance receivable net losses. As an increase in the fair value of beneficial interest in Master Trust is recorded, an adjustment is recorded to increase accumulated other comprehensive income in the shareholders’ equity section of the consolidated balance sheet. The accumulated other comprehensive income is accreted over time as interest income. This increase in the quarter ended September 30, 2006, coupled with the cash distribution anticipated to occur from the Master Trust account which included the proceeds from the UAC settlement agreement resulted in higher accretion income for the quarter.

Interest expense decreased 9.9% to $2.9 million compared to $3.2 million for the quarters ended September 30, 2006 and 2005, respectively. UAC interest expense decreased by $1.5 million due to the decrease in the average collateralized financings of $55.6 million during the quarter ended September 30, 2006 compared to $170.6 million during the same period ended September 30, 2005. The UAC interest expense decrease was partially offset by the increase of interest expense from Coastal Credit and Corporate and Other. Coastal Credit interest expense was $1.4 million for the quarter ended September 30, 2006 and $0.4 million for the one month ended September 30, 2005. Interest expense of Corporate and Other was $0.4 million compared to $0.2 million for the quarters ended September 30, 2006 and 2005, respectively, which is primarily related to the secured note payable.

Provision for estimated credit losses was $20,000 compared to $1.0 million for the quarters ended September 30, 2006 and 2005, respectively. UAC contributed a recovery of $1.2 million to the provision for estimated credit losses due to the continued improved performance and the declining balance of its securitized finance receivable portfolio at September 30, 2006 as compared to the same period in 2005. This recovery was offset by a $1.2 million provision at Coastal Credit for the quarter ended September 30, 2006.

The charge to Master Trust, net was $5.6 million for the quarter ended September 30, 2006 compared to $2.1 million for the quarter ended September 30, 2005. Charge to Master Trust is expense related to future transfers of funds to the Master Trust from securitized finance receivables. As additional securitized finance receivables were purchased and the projected losses of UAC’s securitized finance receivables decreased during 2005, interest income increased, and thus the amounts related to future transfers of funds to the Master Trust increased, resulting in an increase in the charge to Master Trust. The UAC settlement agreement resulted in an increase in the charge to Master Trust to offset the increase in other income. UAC is the only segment that reports this activity.

PART I.  FINANCIAL INFORMATION

Gain (loss) from extinguishment of debt was $(1.3) million and $0.3 million for the quarters ended September 30, 2006 and 2005, respectively. During the quarter ended September 30, 2006, White River incurred a liability of $1.3 million to certain former creditors of UAC who sold their claims to White River during 2005 (based on the contractual terms of such sale) as a result of the UAC settlement agreement. In contrast, the amount White River paid to acquire UAC creditor notes payable during the quarter ended September 30, 2005 was less than the book value of the UAC creditor notes payable which resulted in the corresponding gain.

Other income was $4.3 million compared to $0.2 million for the quarters ended September 30, 2006 and 2005, respectively. UAC contributed $4.2 million to this increase. On September 26, 2006, White River’s UAC subsidiary entered into a settlement agreement. The settlement agreement provided for a payment to the UAC Master Trust and a mutual release of claims. The settlement that pertained to UAC owned receivables was recorded as other income. This was partially offset by a decline in refunds of dealer rebates from charged-off and prepaid finance contracts and amounts collected on previously charged-off balances net of expenses. Coastal Credit activity reduced the other income by $0.1 million for the quarter ended September 30, 2006.

Salaries and benefits increased to $2.3 million for the quarter ended September 30, 2006 compared to $0.6 million for the quarter ended September 30, 2005. There was no significant change in salaries and benefits for UAC during these periods. Coastal Credit contributed $1.5 million to the increase because Coastal Credit operations were only included for one month of the third quarter of 2005. Corporate and Other contributed $0.2 million to the increase in salaries and benefits.

Operating expenses increased to $1.3 million for the quarter ended September 30, 2006 compared to $0.7 million for the quarter ended September 30, 2005. UAC operating expenses remained constant at $0.2 million between the periods. Coastal Credit contributed $0.6 million to the increase in operating expense because Coastal Credit operations were only included for one month of the third quarter of 2005. There was no significant change in operating expenses for Corporate and Other. The Corporate and Other expenses were primarily professional fees.

Third party servicing expenses decreased 63.3% to $0.4 million for the quarter ended September 30, 2006 compared to $1.0 million for the quarter ended September 30, 2005. UAC is the only segment that incurs this expense. This decrease is the result of decline in the number of accounts serviced by the third party servicer during the quarter ended September 30, 2006 as compared to September 30, 2005. UAC pays a monthly servicing fee per active receivable. As the number of receivable accounts decreases, the third party servicing expense decreases.

Bankruptcy costs are professional fees and expenses associated with the bankruptcy proceedings of UAC. These costs were $18,000 and $74,000 for the quarters ended September 30, 2006 and 2005. UAC is the only segment that incurs these costs, which were for the purpose of assisting the reorganized company in complying with its bankruptcy plan.

Income tax benefit was $248,000 for the quarter ended September 30, 2006. With the acquisition of Coastal Credit on August 31, 2005, White River has a historically profitable subsidiary that will enable White River to recognize a portion of the net operating loss (“NOL”) carryforwards. White River currently projects taxable income for five years for this purpose. During the quarter ended September 30, 2006, White River’s determination of net income tax benefit took account of projections for the first quarter 2011 which resulted in an income tax benefit of $292,000. This income tax benefit was partially offset by state and federal income tax expense of approximately $44,000.

PART I.  FINANCIAL INFORMATION

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

The Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005 - Consolidated

Interest on receivables increased 62.1% to $28.8 million compared to $17.8 million for the nine months ended September 30, 2006 and 2005, respectively. Interest on receivables from UAC decreased $8.4 million due to a lower average securitized finance receivable and receivables held for investment balance of $74.2 million during the nine months ended September 30, 2006 as compared to $149.2 million during the nine months ended September 30, 2005. Coastal Credit contributed $19.4 million to the increase based on an average finance receivable balance of $81.5 million for the nine months ended September 30, 2006.

Accretion and other interest increased 43.3% to $11.5 million compared to $8.1 million for the nine months ended September 30, 2006 and 2005, respectively. UAC contributed $3.5 million to this increase from a increase in accretion income of the beneficial interest in Master Trust. The fair value of beneficial interest in Master Trust has increased between the periods primarily as a result of reductions in estimated securitized finance receivable net losses. As an increase in the fair value of beneficial interest in Master Trust is recorded, an adjustment is recorded to increase accumulated other comprehensive income in the shareholders’ equity section of the consolidated balance sheet. The accumulated other comprehensive income is accreted over time as interest income. This increase is also the result of cash distributions that were occurring from the Master Trust account.Included in the cash distributions causing the increase is the UAC settlement.

Interest expense decreased 19.4% to $9.3 million compared to $11.5 million for the nine months ended September 30, 2006 and 2005, respectively. UAC interest expense decreased by $7.0 million due to the decrease in interest expense and accretion expense from the UAC creditor notes payable purchased by White River and by the decrease in the average collateralized financings of $80.0 million during the nine months ended September 30, 2006 compared to $158.3 million during the same period ended September 30, 2005. The UAC interest expense decrease was partially offset by the interest expense from Coastal Credit and Corporate and Other. Coastal Credit interest expense was $4.0 million for the nine months ended September 30, 2006 and $0.4 million for the one month ended September 30, 2005. Interest expense of Corporate and Other was $1.3 million compared to $0.2 million for the nine months ended September 30, 2006 and 2005, respectively, which is primarily related to the secured note payable.

PART I.  FINANCIAL INFORMATION

Recovery (provision) for estimated credit losses was a recovery of $0.4 million compared to a provision of $(2.8) million for the nine months ended September 30, 2006 and 2005, respectively. UAC contributed a recovery of $3.7 million to the recovery (provision) for estimated credit losses due to the continued improved performance of the securitized finance receivable portfolio. On June 9, 2006, UAC sold receivables in Chapter 13 bankruptcy status from its portfolio to an unrelated third party. These accounts had a combined secured and unsecured receivable balance of approximately $10.6 million which, on each account, was previously charged off to a book value of zero during the Chapter 13 bankruptcy process. Payments received from these accounts were treated as recovery. Therefore, the sale of these accounts in conjunction with the seasonal trends may result in a reduction of the recovery for estimated credit losses or the need for a provision in future periods. This recovery was offset by a $(2.9) million increase in provision at Coastal Credit for the nine months ended September 30, 2006 as compared to the one month ended September 30, 2006.

The charge to Master Trust, net was $13.6 million for the nine months ended September 30, 2006 compared to $5.2 million for the nine months ended September 30, 2005. Charge to Master Trust is expense related to future transfers of funds to the Master Trust from securitized finance receivables. As additional securitized finance receivables were purchased and the projected losses of UAC’s securitized finance receivables decreased during 2005, the receivable base was larger resulting in an increase in interest income for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, and thus the amounts related to future transfers of funds to the Master Trust increased, resulting in an increase in the charge to Master Trust. The June 9, 2006 sale of securitized finance receivables in Chapter 13 bankruptcy status and the September 26, 2006 UAC settlement agreement also contributed to the increase in the charge to Master Trust for the period. UAC is the only segment that reports this activity.

Gain (loss) from extinguishment of debt was $(1.5) million and $11.3 million for the nine months ended

September 30, 2006 and 2005, respectively. During 2006 and 2005, White River purchased UAC creditor notes payable which resulted in the corresponding gain (loss) from extinguishment of debt. In addition White River Capital incurred a liability, as a result of the September 26, 2006 UAC settlement agreement, to certain former creditors of UAC who sold their claims to White River during 2005 based on the contractual terms of such sale.This liability resulted in a loss from the extinguishment of debt of approximately $1.3 million.

Other income was $8.0 million compared to $0.6 million for the nine months ended September 30, 2006 and 2005, respectively. UAC contributed $7.7 million to this increase. On June 9, 2006, UAC sold receivables in Chapter 13 bankruptcy status from its portfolio to an unrelated third party and on September 26, 2006 UAC entered into a settlement agreement. Both the sale and the settlement proceeds were recorded as other income. This was partially offset by a decline in refunds of dealer rebates from charged-off and prepaid finance contracts and amounts collected on previously charged-off balances net of expenses. Coastal Credit activity reduced the other income by $0.3 million for the nine months ended September 30, 2006.

Salaries and benefits increased to $6.4 million for the nine months ended September 30, 2006 compared to $0.7 million for the nine months ended September 30, 2005. There was no significant change in salaries and benefits for UAC during these periods. Coastal Credit contributed $5.3 million to the increase because Coastal Credit operations were only included for one month of the third quarter of 2005. Corporate and Other contributed $0.4 million to the increase in salaries and benefits.

PART I.  FINANCIAL INFORMATION

Operating expenses increased to $4.5 million for the nine months ended September 30, 2006 compared to $1.3 million for the nine months ended September 30, 2005. UAC operating expenses were $0.8 million for the nine months ended September 30, 2006 compared to $0.7 million for the same period during 2005. Coastal Credit contributed $2.2 million to the increase in operating expenses because Coastal Credit operations were only included for one month of the third quarter of 2005. Corporate and Other contributed $1.0 million to the increase in operating expenses between these periods. These Corporate and Other expenses were primarily professional fees.

Third party servicing expenses decreased 41.3% to $1.6 million for the nine months ended September 30, 2006 compared to $2.6 million for the nine months ended September 30, 2005. UAC is the only segment that incurs this expense. This decrease is the result of decline in the number of accounts serviced by the third party servicer during the nine months ended September 30, 2006 as compared to September 30, 2005. UAC pays a monthly servicing fee per active receivable. As the number of receivable accounts decreases, the third party servicing expense decreases.

Bankruptcy costs are professional fees and expenses associated with the bankruptcy proceedings of UAC. There was no significant change in bankruptcy costs for UAC during these periods. UAC is the only segment that incurs these costs, which were for the purpose of assisting the reorganized company in complying with its bankruptcy plan.

Income tax benefit was $1.2 million for the nine months ended September 30, 2006. With the acquisition of Coastal Credit on August 31, 2005, White River has a historically profitable subsidiary that will enable White River to recognize a portion of the net operating loss (“NOL”) carryforwards. White River currently projects taxable income for five years for this purpose. During the nine months ended September 30, 2006, White River’s determination of net income tax benefit took account of projections for the first nine months 2011 which resulted in an income tax benefit of $1.3 million. This income tax benefit was partially offset by state income tax expense of approximately $122,000.

With the acquisition of Coastal Credit on August 31, 2005, White River has a historically profitable subsidiary that will enable White River to recognize a portion of the net operating loss (“NOL”) carryforwards. White River currently projects taxable income for five years for this purpose. During the nine months ended September 30, 2006, White River’s determination of net income tax benefit took account of projections for the first nine months 2011 which resulted in an increase in the deferred tax asset of $1.2 million for the nine months ended September 30, 2006.

PART I.  FINANCIAL INFORMATION

Discussion of Results of Operations of UAC

The following table presents consolidated financial information for UAC for the periods indicated (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
INTEREST:
Interest on receivables	$1,701	$5,747	$7,255	$15,634
Accretion and other interest	8,121	2,331	11,504	8,050

Total interest income	9,822	8,078	18,759	23,684

Interest expense	(1,047)	(2,587)	(3,963)	(10,923)

Net interest margin	8,775	5,491	14,796	12,761

Recovery (provision) for estimated credit losses	1,174	(656)	3,663	(2,469)

Net interest margin after recovery (provision) for estimated credit losses	9,949	4,835	18,459	10,292

OTHER REVENUES:
Charge to Master Trust—net	(5,587)	(2,126)	(13,587)	(5,179)
Gain (loss) from extinguishment of debt and intercompany transfers related to creditor notes payable	(4,444)	(1,843)	(6,211)	11,327
Other income	4,397	179	8,311	592

Total other revenues, net	(5,634)	(3,790)	(11,487)	6,740

OTHER EXPENSES:
Salaries and benefits	56	86	228	257
Third party servicing expense	373	1,015	1,552	2,642
Operating expenses	171	205	772	735
Bankruptcy costs	18	74	150	244

Total other expenses	618	1,380	2,702	3,878

INCOME BEFORE INCOME TAXES	3,697	(335)	4,270	13,154

INCOME TAXES BENEFIT	-	-	-	-

NET INCOME	$3,697	$(335)	$4,270	$13,154

The Quarter Ended September 30, 2006 Compared to the Quarter Ended September 30, 2005 - UAC

Interest on receivables decreased 70.4% to $1.7 million compared to $5.7 million for the quarters ended September 30, 2006 and 2005, respectively. Interest on receivables decreased $4.0 million due to a lower average securitized finance receivable and receivables held for investment balance of $50.7 million during the quarter ended September 30, 2006 as compared to $160.1 million during the quarter ended September 30, 2005.

PART I.  FINANCIAL INFORMATION

Accretion and other interest increased 248.4% to $8.1 million compared to $2.3 million for the quarters ended September 30, 2006 and 2005, respectively. This increase is a result of an increase in accretion income of the beneficial interest in Master Trust. The fair value of beneficial interest in Master Trust has increased between the periods primarily as a result of reductions in estimated securitized finance receivable net losses. As an increase in the fair value of beneficial interest in Master Trust is recorded, an adjustment is recorded to increase accumulated other comprehensive income in the shareholders’ equity section of the consolidated balance sheet. The accumulated other comprehensive income is accreted over time as interest income. This increase in the quarter ended September 30, 2006, coupled with the cash distribution that was anticipated to occur from the Master Trust account which included the proceeds from the UAC settlement agreement, resulted in higher accretion income for the quarter. The individual components of accretion and other interest income are shown in the following table (in thousands):

	Quarters Ended September 30,
	2006	2005

UAC discount accretion for beneficial interest in Master Trust	$7,900	$2,074
UAC interest on restricted cash balances	221	257

UAC accretion and other interest income	$8,121	$2,331

Interest expense decreased 59.5% to $1.0 million compared to $2.6 million for the quarters ended September 30, 2006 and 2005, respectively. The decrease in interest expense of $1.6 million is due to the decrease in interest expense and accretion expense from the UAC creditor notes payable purchased by White River and the decrease in the average collateralized financings of $55.6 million during the quarter ended September 30, 2006 compared to $170.6 million during the same period ended September 30, 2005.

Recovery (provision) for estimated credit losses was a recovery of $1.2 million compared to a provision of $(0.7) million for the quarters ended September 30, 2006 and 2005, respectively. The $1.9 million change in provision for estimated credit losses is due to stronger than projected cash flows from recoveries on defaulted receivables and declining balance of UAC’s securitized finance receivables portfolio during the quarter ended September 30, 2006.

The charge to Master Trust, net was $5.6 million for the quarter ended September 30, 2006 compared to $2.1 million for the quarter ended September 30, 2005. Charge to Master Trust is expense related to future transfers of funds to the Master Trust from securitized finance receivables of UAC. As additional securitized finance receivables were purchased and the projected losses of UAC’s securitized finance receivables decreased during 2005, interest income increased, and thus the amounts related to future transfers of funds to the Master Trust increased, resulting in an increase in the charge to Master Trust. The UAC settlement agreement resulted in an increase in the charge to Master Trust to offset the increase in other income.

Loss from extinguishment of debt and intercompany transfers related to creditor notes payable was $4.4 million and $1.8 million for the quarters ended September 30, 2006 and 2005, respectively. The loss is an intercompany loss from a UAC creditor notes payable distribution paid to White River during each period.

Other income was $4.4 million compared to $0.2 million for the quarters ended September 30, 2006 and 2005, respectively. On September 26, 2006, White River’s UAC subsidiary entered into a settlement agreement. The settlement agreement provided for a payment to the UAC Master Trust and a mutual release of claims. The settlement that pertained to UAC owned receivables was recorded as other income. This was partially offset by a decline in refunds of dealer rebates from charged-off and prepaid finance contracts and amounts collected on previously charged-off balances net of expenses.

PART I.  FINANCIAL INFORMATION

Salaries and benefits was $56,000 for the quarter ended June 30, 2006 compared to $86,000 for the quarter ended September 30, 2005. The decrease in the quarter ended September 30, 2006 was primarily the result of a reduction in staff during 2006.

Operating expenses was $0.2 million for the quarters ended September 30, 2006 and 2005. These expenses are primarily the result of professional fees.

Third party servicing expenses decreased 63.3% to $0.4 million for the quarter ended September 30, 2006 compared to $1.0 million for the quarter ended September 30, 2005. This decrease is the result of decline in the number of accounts serviced by the third party servicer during the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005. UAC pays a monthly servicing fee per active receivable. As the number of serviced receivable accounts decreases, the third party servicing expense decreases.

Bankruptcy costs are professional fees and expenses associated with the bankruptcy proceedings of UAC. These costs were $18,000 and $74,000 for the quarters ended June 30, 2006 and 2005, respectively.

The Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005 - UAC

Interest on receivables decreased 53.6% to $7.3 million compared to $15.6 million for the nine months ended September 30, 2006 and 2005, respectively. This decrease is attributable to a lower average securitized finance receivable and receivables held for investment balance of $74.2 million during the nine months ended September 30, 2006 as compared to $149.2 million during the nine months ended September 30, 2005.

Accretion and other interest increased 42.9% to $11.5 million compared to $8.1 million for the nine months ended September 30, 2006 and 2005, respectively, due to a increase in accretion income of the beneficial interest in Master Trust. The fair value of beneficial interest in Master Trust has increased between the periods primarily as a result of reductions in estimated securitized finance receivable net losses. As an increase in the fair value of beneficial interest in Master Trust is recorded, an adjustment is recorded to increase accumulated other comprehensive income in the shareholders’ equity section of the consolidated balance sheet. The accumulated other comprehensive income is accreted over time as interest income. This increase is also the result of the cash distributions that were occurring from the Master Trust account.Included in the cash distributions causing the increase is the UAC settlement agreement. The individual components of accretion and other interest income are shown in the following table (in thousands):

	Nine Months Ended September 30,
	2006	2005

UAC discount accretion for beneficial interest in Master Trust	$10,842	$7,469
UAC interest on restricted cash balances	662	581
UAC accretion and other interest income	$11,504	$8,050

Interest expense decreased 63.7% to $3.9 million compared to $10.9 million for the nine months ended September 30, 2006 and 2005, respectively. The decrease in interest expense of $7.0 million due to the decrease in interest expense and accretion expense from the UAC creditor notes payable purchased by White River and by the decrease in the average collateralized financings of $80.0 million during the nine months ended September 30, 2006 compared to $158.3 million during the same period ended September 30, 2005.

PART I.  FINANCIAL INFORMATION

Recovery (provision) for estimated credit losses was a recovery of $3.7 million compared to a provision of $(2.5) million for the nine months ended September 30, 2006 and 2005, respectively. The $6.2 million change in provision for estimated credit losses is due to stronger than projected cash flows from recoveries on defaulted receivables and a reduction in the allowance for credit losses from the declining balance if its securitized finance receivables during the nine months ended September 30, 2006. On June 9, 2006, UAC sold receivables in Chapter 13 bankruptcy status from its portfolio to an unrelated third party. Payments received from these accounts were treated as recovery. Therefore, the sale of these accounts in conjunction with the seasonal trends may result in a reduction of the recovery for estimated credit losses or the need for a provision in future periods.

The charge to Master Trust, net was $13.6 million for the nine months ended September 30, 2006 compared to $5.2 million for the nine months ended September 30, 2005. Charge to Master Trust is expense related to future transfers of funds to the Master Trust from securitized finance receivables of UAC. As additional securitized finance receivables were purchased and the projected losses of UAC’s securitized finance receivables decreased during 2005, the receivable base was larger resulting in an increase in interest income for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, and thus the amounts related to future transfers of funds to the Master Trust increased, resulting in an increase in the charge to Master Trust. The June 9, 2006 sale of securitized finance receivables in Chapter 13 bankruptcy status and the September 26, 2006 UAC settlement agreement also contributed to the increase in the charge to Master Trust for the period.

Gain (loss) from extinguishment of debt and intercompany transfers related to creditor notes payable was $(6.2) million and $11.3 million for the nine months ended September 30, 2006 and 2005, respectively. During 2006 and 2005, White River purchased UAC creditor notes payable which resulted in the corresponding gain (loss) from extinguishment of debt. In addition White River Capital incurred a liability, as a result of the September 26, 2006 UAC settlement agreement, to certain former creditors of UAC who sold their claims to White River during 2005 based on the contractual terms of such sale.This liability resulted in a loss from the extinguishment of debt of approximately $1.3 million.

Other income was $8.3 million compared to $0.6 million for the nine months ended September 30, 2006 and 2005, respectively. On June 9, 2006, UAC sold receivables in Chapter 13 bankruptcy status from its portfolio to an unrelated third party. On September 26, 2006 UAC entered into a settlement agreement with the servicer of its receivables to resolve litigation pending in the Federal District Court for the Southern District of Indiana. The sale and the settlement were recorded as other income. This was partially offset by a decline in refunds of dealer rebates from charged-off and prepaid finance contracts and amounts collected on previously charged-off balances net of expenses.

Salaries and benefits were $228,000 and $257,000 for the quarters ended September 30, 2006 and 2005, respectively.

Operating expenses were $0.8 million compared to $0.7 million for the nine months ended September 30, 2006 and 2005. These expenses are primarily the result of professional fees.

Third party servicing expenses decreased 41.3% to $1.6 million for the nine months ended September 30, 2006 compared to $2.6 million for the nine months ended September 30, 2005. This decrease is the result of decline in the number of accounts serviced by the third party servicer during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. UAC pays a monthly servicing fee per active receivable. As the number of serviced receivable accounts decreases, the third party servicing expense decreases.

PART I.  FINANCIAL INFORMATION

Bankruptcy costs are professional fees and expenses associated with the bankruptcy proceedings of UAC. There was no significant change in bankruptcy costs for UAC during these periods.

Discussion of Results of Operations of Coastal Credit

The following table presents financial information for Coastal Credit for the period indicated (in thousands):

	Quarter Ended September 30, 2006	Nine Months Ended September 30, 2006	One Month Ended September 30, 2005
INTEREST:
Interest on receivables	$7,498	$21,553	$2,141

Interest expense	(1,429)	(3,994)	(378)

Net interest margin	6,069	17,559	1,763

Provision for estimated credit losses	(1,194)	(3,298)	(375)

Net interest margin after provision for estimated credit losses	4,875	14,261	1,388

OTHER REVENUES:
Other income	(93)	(338)	9

Total other revenues, net	(93)	(338)	9

OTHER EXPENSES:
Salaries and benefits	1,967	5,713	451
Operating expenses	829	2,467	241

Total other expenses	2,796	8,180	692

INCOME BEFORE INCOME TAXES	1,986	5,743	705

INCOME TAXES BENEFIT	-	-	-

NET INCOME	$1,986	$5,743	$705

The Quarter Ended September 30, 2006 - Coastal Credit

White River acquired Coastal Credit on August 31, 2005. Therefore, comparative information for the quarter ended September 30, 2006 and the one month ended September 31, 2005 is not meaningful.

Net income at Coastal Credit was $2.0 million for the quarter ended September 30, 2006.

Interest on receivables was $7.5 million for the quarter ended September 30, 2006. This was attributable to an average finance receivable balance of $84.7 million for the quarter. In addition, Coastal Credit acquires contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. Accordingly, dealer acquisition discounts and fees reduce the carrying value of finance receivables and are accreted as an adjustment to yield over the life of the loans.

PART I.  FINANCIAL INFORMATION

Interest expense was $1.4 million for the quarter ended September 30, 2006. This was attributable to an average line of credit balance and subordinated debentures of $56.3 million and $7.7 million, respectively, for the quarter.

Provision for estimated credit losses is charged to income to bring Coastal Credit’s allowance for estimated credit losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for estimated credit losses was $1.2 million for the quarter ended September 30, 2006.

The Nine Months Ended September 30, 2006 - Coastal Credit

White River acquired Coastal Credit on August 31, 2005. Therefore, comparative information for the nine months ended September 30, 2006 and the one month ended September 31, 2005 is not meaningful.

Net income at Coastal Credit was $5.7 million for the nine months ended September 30, 2006.

Interest on receivables was $21.6 million for the nine months ended September 30, 2006. This was attributable to an average finance receivable balance of $81.5 million for the quarter. In addition, Coastal Credit acquires contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. Accordingly, dealer acquisition discounts and fees reduce the carrying value of finance receivables and are accreted as an adjustment to yield over the life of the loans.

Interest expense was $4.0 million for the nine months ended September 30, 2006. This was attributable to an average line of credit balance and subordinated debentures of $54.9 million and $7.7 million, respectively, for the nine months ended September 30, 2006.

Provision for estimated credit losses is charged to income to bring Coastal Credit’s allowance for estimated credit losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for estimated credit losses was $3.3 million for the nine months ended September 30, 2006.

PART I.  FINANCIAL INFORMATION

Discussion of Results of Operations of Corporate and Other

The following table presents financial information for Corporate and Other for the period indicated (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
INTEREST:
Interest on receivables	$-	$-	$-	$-
Accretion and other interest	8	2	32	2

Total interest income	8	2	32	2

Interest expense	(396)	(224)	(1,337)	(231)

Net interest margin	(388)	(222)	(1,305)	(229)

Provision for estimated credit losses	-	-	-	-

Net interest margin after provision for estimated credit losses	(388)	(222)	(1,305)	(229)

OTHER REVENUES:
Gain from extinguishment of debt and intercompany transfers related to creditor notes payable	3,103	2,109	4,668	-
Other income	-	-	-	13

Total other revenues, net	3,103	2,109	4,668	13

OTHER EXPENSES:
Salaries and benefits	232	14	438	14
Operating expenses	279	272	1,257	348

Total other expenses	511	286	1,695	362

INCOME (LOSS) BEFORE INCOME TAXES	2,204	1,601	1,668	(578)

INCOME TAXES BENEFIT	248	-	1,219	-

NET INCOME (LOSS)	$2,452	$1,601	$2,887	$(578)

The Quarter Ended September 30, 2006 Compared to the Quarter Ended September 30, 2005 - Corporate and Other

Accretion and other interest was $8,000 and $2,000 for the quarters ended September 30, 2006 and 2005, respectively. This amount represents interest income related to interest bearing cash accounts.

Interest expense was $396,000 for the quarter ended September 30, 2006 compared to $224,000 for the quarter ended September 30, 2005. The interest is primarily the secured note payable.

PART I.  FINANCIAL INFORMATION

Gain from extinguishment of debt and intercompany transfers related to creditor notes payable was $3.1 million and $2.1 million for the quarters ended September 30, 2006 and 2005, respectively. The gain is from an intercompany transfer from a UAC creditor notes payable distribution to White River during each period. The gain for the quarter ended September 30, 2006 was partially offset by the expense from a liability of White River that was incurred as a result of the UAC settlement agreement to certain former creditors of UAC who sold their claims to White River during 2005 based on the contractual terms of such sale.This liability resulted in a loss from the extinguishment of debt of approximately $(1.3) million.

Total other expenses were $511,000 and $286,000 for the quarters ended September 30, 2006 and 2005, respectively. These expenses are primarily professional fees and salaries and benefits incurred by the holding company.

The Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005 - Corporate and Other

Accretion and other interest was $32,000 and $2,000 for the nine months ended September 30, 2006 and 2005. This amount represents interest income related to interest bearing cash accounts.

Interest expense was $1.3 million for the nine months ended September 30, 2006 compared to $0.2 million for the quarter ended September 30, 2005. This interest is primarily the result of the secured note payable.

Gain from extinguishment of debt and intercompany transfers related to creditor notes payable was $4.7 million for the nine months ended September 30, 2006. During the quarter ended June 30, 2006, White River purchased UAC creditor notes payable which resulted in a loss from extinguishment of debt in addition to the expense from a liability of White River that was incurred as a result of the UAC settlement agreement to certain former creditors of UAC who sold their claims to White River during 2005 (based on the contractual terms of such sale) of approximately $(1.3) million. The loss from extinguishment of debt, however, was offset by intercompany gain from a UAC creditor notes payable distribution to White River during the period.

Total other expenses were $1.7 million and $0.4 million for the nine months ended September 30, 2006 and 2005, respectively. These expenses are primarily professional fees and salaries and benefits incurred by the holding company.

Financial Condition as of September 30, 2006 and December 31, 2005

Securitized Finance Receivables, Net

Securitized finance receivables, net balance is 64.2% less at September 30, 2006 compared to December 31, 2005. This decrease is attributable to the normal runoff of the portfolio. The collateralized financing for the 2003-A securitization was paid in full during the first quarter of 2006. The 2003-A receivables were then released from collateral arrangements and are now recorded as receivables held for investment, net. Principal balances of receivables

PART I.  FINANCIAL INFORMATION

held for investment, securitized finance receivables and the off-balance sheet securitization portfolios are summarized in the following table (in thousands):

	September 30, 2006	December 31, 2005
UAC and Subsidiary Receivables Held for Investment
UAC Owned	$213	$336
UACSC Owned (1)	600	-
	813	336

Securitized Finance Receivables (2)
2003-A	-	4,167
2004-A1	737	3,795
2004-A2	1,106	4,712
2004-B	1,452	5,356
2004-C	5,284	16,837
2005-A	7,091	19,042
2005-B	10,199	25,405
2005-C	15,523	35,717
	41,392	115,031

Off-Balance Sheet Securitizations
2001-B	6,090	12,743
2001-C	17,961	35,009
2002-A	18,504	34,548
	42,555	82,300

Total Portfolios	$84,760	$197,667
(1) On March 8, 2006 the 2003-A note was paid in full.  The receivable portfolio is still owned by UACSC but is now recorded as held for investment.
(2) On-balance sheet portfolios held by UACSC for collateralized financings.

Finance Receivables, Net

Finance receivables, net refer to the receivables of Coastal Credit and generally have original terms ranging from 32 to 48 months and are secured by the related vehicles. As of September 30, 2006, Coastal Credit’s finance receivables consisted exclusively of contracts acquired by Coastal Credit without credit recourse to the dealer. Although all the contracts in Coastal Credit’s portfolio were acquired without credit recourse, each dealer remains liable to Coastal Credit for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

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

PART I.  FINANCIAL INFORMATION

During the nine months ended September 30, 2006, 32.6% of contracts acquired by Coastal Credit are contracts made with borrowers who are in the United States military. Coastal Credit believes that having in the portfolio a significant percentage of contracts for which the borrowers are United States military personnel contributes to lower payment delinquency and greater collection personnel efficiencies. Coastal Credit requests that all borrowers who are in the military use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower. Delinquency of payments on contracts paid by allotment historically has been less than delinquency of payments on contracts not paid by allotment. As a result, the collection effort associated with the military contracts requires substantially less time, allowing Coastal Credit’s collection staff to focus on an increasing number of non-military contracts.

Beneficial Interest in Master Trust

Beneficial interest in Master Trust increased to $22.6 million at September 30, 2006 compared to $14.0 million at December 31, 2005. This increase is primarily due to lower than projected net credit losses on the UAC finance receivables underlying the Master Trust. UAC used a 15% discount rate to value the beneficial interest in Master Trust as of September 30, 2006 and December 31, 2005.

UAC continually assesses the adequacy of its beneficial interest in Master Trust cash flow model and, as necessary, adjusts both its cash flow model and the balance of the beneficial interest in Master Trust accordingly. Adjustments to beneficial interest in Master Trust are recorded as accumulated other comprehensive income in the shareholders’ equity section of the consolidated balance sheet and are accreted over time as accretion and other interest. The anticipated amortization period of the accumulated other comprehensive income is based on the estimated cash flows from the Master Trust which are projected to be completed by 2010. Accumulated other comprehensive income was $20.2 million and $13.3 million at September 30, 2006 and December 31, 2005, respectively.

Collateralized Financings

Collateralized financings were $46.2 million at September 30, 2006, compared to $122.3 million at December 31, 2005. The decrease was the result of principal payments to note holders that correspond to the principal reduction of securitized finance receivables, net.

Accrued Interest Payable

Accrued interest payable was $1.4 million at September 30, 2006, compared to $2.1 million at December 31, 2005. The change in accrued interest payable is the result of the declining collateralized financing balance partially offset by an increase in the line of credit balance and the line of credit interest rate.

Creditor Notes Payable

Creditor notes payable was $1.8 million at September 30, 2006, compared to $1.5 million at December 31, 2005. The increase was the result of the accretion of the valuation discount.

In October 2006, the remaining general unsecured claims of UAC not owned by White River (held by creditors with whom UAC had lost contact) were expunged by court order.As a result, there remains only one creditor of the UAC bankruptcy estate other than White River.

PART I.  FINANCIAL INFORMATION

Liquidity and Capital Resources for the Nine Months Ended September 30, 2006 and 2005

Net cash provided by (used in) operating activities was $6.0 million for the nine months ended September 30, 2006 compared to $(2.4) million for the nine months ended September 30, 2005. The change in net cash flows from operating activities was primarily from Coastal Credit during the period.

Net cash provided by investing activities was $67.2 million for the nine months ended September 30, 2006 compared to net cash used in investing activities of $(64.8) million for the nine months ended September 30, 2005. Included in the net cash used in investing activities for the nine months ended September 30, 2005 was $149.3 million related to the purchase of securitized finance receivables and $41.8 million, for the acquisition of Coastal Credit, net of cash acquired. No such activity occurred during the nine months ended September 30, 2006. This change was partially offset by the subsequent collection of securitized finance receivables and changes in restricted cash.

Net cash used in financing activities was $(74.4) million for the nine months ended September 30, 2006 compared to net cash provided by financing activities of $72.3 million for the nine months ended September 30, 2005. Net cash flows used in financing activities for the nine months ended September 30, 2006 primarily resulted from the $76.1 million principal payments of collateralized financing partially offset by borrowings on the line of credit during the period. Net cash provided by financing activities for the nine months ended September 30, 2005 primarily resulted from net proceeds from collateralized financings of $153.4 million, secured note payable of $15.0 million, and $33.5 million from the issuance of common stock, net of costs.This activity was partially offset by the principal payment on UAC creditor notes payable of $3.5 million and principal payments on collateralized financings of $125.0 million.

At September 30, 2006, White River and its subsidiaries had cash and cash equivalents of $5.6 million compared to $8.9 million at September 30, 2005. White River and its subsidiaries have ongoing cash flow requirements to support their operations.

Coastal Credit has a revolving credit facility from a lending institution with a maximum borrowing limit at September 30, 2006, of $100.0 million. The maturity date is December 31, 2009. As of September 30, 2006, Coastal Credit had $54.5 million of indebtedness outstanding under this facility. Total availability under the line of credit was $71.0 million based upon the level of eligible collateral with $16.5 million available in excess of the amount utilized at September 30, 2006. The credit facility is secured by substantially all of the assets of Coastal Credit. In addition, White River has provided an unconditional corporate guaranty. Coastal Credit must maintain specified financial ratios within guidelines established by the lender and is in compliance with these ratios. Interest is paid monthly at a variable rate, based on meeting certain financial criteria. At September 30, 2006, the rate was the London Interbank Offered Rate (“LIBOR”) plus 2.85% (8.18%). There is an annual commitment fee of 1/8 of 1% on the average daily unused commitment. In the event of a significant pay down or an earlier retirement of the revolver commitment, Coastal Credit would sustain certain prepayment penalties. This facility limits distributions Coastal Credit may make to White River to 50% of Coastal Credit’s net income in addition to permitted payments on subordinated debt (including White River debt guaranteed by Coastal Credit).

Coastal Credit has $7.7 million in subordinated debentures outstanding at September 30, 2006. Interest on the notes is payable quarterly at a fixed rate of interest of 12% per annum. At September 30, 2006, approximately 43% of the holders of subordinated debentures were related parties. All of the subordinated debt matures in 2008 and is subordinated to the line of credit and White River’s secured note payable.

PART I.  FINANCIAL INFORMATION

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

White River has outstanding $14.1 million in a secured note at September 30, 2006. Interest on the note is payable quarterly in arrears at a fixed rate of 10.75% per annum. The secured note payable is secured by White River’s ownership interest in Coastal Credit and is guaranteed by Coastal Credit, but subordinate to Coastal Credit’s revolving credit facility. Principal is payable in sixteen quarterly installments of $937,500. The first of these principal payments was paid on July 3, 2006. Prepayment of the note is allowed beginning July 1, 2007. There is a 2% prepayment penalty if prepayment occurs between July 1, 2007 and June 30, 2008. This prepayment is 1% if prepayment occurs between July 1, 2008 and June 30, 2009. There is no penalty if the prepayment occurs after June 30, 2009.

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

PART I.  FINANCIAL INFORMATION

Securitized Finance Receivables

Selected information about active UAC securitizations (dollars in thousands):

Current Transaction	Initial Transaction	Original Amount of Initial Transaction	Remaining Balance at September 30, 2006	Remaining Balance as a Percentage of Original Amount	Net Loss Incurred to Original Amount at September 30, 2006
On Balance Sheet Securitized Finance Receivables:
2004-A1	1999-C	$364,792	$737	0.20%	9.35%
2004-A2	1999-D	302,693	1,106	0.37%	10.83%
2004-B	2000-A	282,721	1,452	0.51%	8.91%
2004-C	2000-B	534,294	5,284	0.99%	11.46%
2005-A	2000-C	499,999	7,091	1.42%	9.48%
2005-B	2000-D	510,000	10,199	2.00%	10.07%
2005-C	2001-A	573,000	15,523	2.71%	9.20%
		3,067,499	41,392
Off Balance Sheet Securitized Finance Receivables:
2001-B		150,002	6,090	4.06%	7.32%
2001-C		330,000	17,961	5.44%	6.80%
2002-A		300,000	18,504	6.17%	4.93%
		780,002	42,555

Total		$3,847,501	$83,947	2.18%	8.63%

PART I.  FINANCIAL INFORMATION

Delinquency experience of securitized finance receivables at UAC (dollars in thousands):

	September 30, 2006	December 31, 2005

Securitized finance receivables principal balance	$41,392	$115,031

Delinquencies:
30-59 days	3,223	7,703
60-89 days	785	2,390
90+ days	392	1,271
Total delinquencies	$4,400	$11,364

Delinquencies as a percentage of securitized finance receivables	10.6%	9.9%

Off-balance sheet finance receivables principal balance	$42,555	$82,300

Delinquencies:
30-59 days	1,692	2,737
60-89 days	506	859
90+ days	178	553
Total delinquencies	$2,376	$4,149

Delinquencies as a percentage of securitized finance receivables	5.6%	5.0%

Provisions were made for estimated net credit losses of securitized finance receivables in conjunction with each repurchased off-balance sheet securitization. The cumulative credit loss assumptions used for the pools of receivables repurchased as of September 30, 2006 ranged from 8.91% to 11.51%, compared to a range of 7.34% to 11.87% as of December 31, 2005. The receivables related to the 2003-A securitization were recorded as receivables held for investment during March 2006 and have been excluded from the Securitized finance receivable principal balance and delinquencies of the September 30, 2006 results.

On June 9, 2006, UAC sold receivables in Chapter 13 bankruptcy status from its portfolio to an unrelated third party. These accounts had a combined secured and unsecured receivable balance of approximately $10.6 million which, on each account, was previously charged off to a book value of zero during the Chapter 13 bankruptcy process. Payments received from these accounts were treated as recoveries. Therefore, the sale of these accounts, in conjunction with the seasonal trends, may result in a reduction of recovery for estimated credit losses and/or the need for a provision in future periods.

PART I.  FINANCIAL INFORMATION

Allowance for loan losses of securitized finance receivables at UAC ($ in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Balance at the beginning of period	$4,089	$13,425	$6,503	$11,722
Allowance at purchase	-	2,131	-	5,163
Charge-offs	(1,659)	(5,812)	(7,975)	(16,410)
Recoveries	1,314	3,580	7,705	11,037
Provision (recovery) for estimated credit losses	(1,174)	656	(3,663)	2,468

Balance at the end of the period	$2,570	$13,980	$2,570	$13,980

Net charge offs	$345	$2,232	$270	$5,373
Securitized finance receivables	$41,392	$150,928	$41,392	$150,928

Allowance for loan losses as a percent of securitized finance receivables	6.21%	9.26%	6.21%	9.26%

Annualized net charge offs as a percent of securitized finance receivables	3.33%	5.92%	0.87%	4.75%

Allowance for loan losses as a percent of annualized net charge offs	186.23%	156.59%	713.89%	195.14%

Finance Receivables

Delinquency experience of finance receivables at Coastal Credit, including unearned interest ($ in thousands):

	September 30,	December 31,
	2006	2005

Finance receivables - gross balance	$106,554	$97,820

Delinquencies:
30-59 days	1,258	1,124
60-89 days	688	768
90+ days	832	878
Total delinquencies	$2,778	$2,770

Delinquencies as a percentage of finance receivables - gross balance	2.6%	2.8%

PART I.  FINANCIAL INFORMATION

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

Allowance for loan losses of finance receivables ($ in thousands):

	Quarter Ended September 30, 2006	Nine Months Ended September 30, 2006	One Month Ended September 30, 2005
Balance at beginning of period	$5,832	$6,031	$6,100
Charge-offs, net of recoveries	(1,267)	(3,570)	(375)
Provision for estimated credit losses	1,194	3,298	375
Balance at the end of the period	$5,759	$5,759	$6,100
Net charge offs	$1,267	$3,570	$375
Finance receivables, net of unearned finance charges	$96,987	$96,987	$86,292
Allowance for loan losses as a percent of finance receivables, net of unearned finance charges	5.94%	5.94%	7.07%
Annualized net charge offs as a percent of finance receivables, net of unearned finance charges	5.23%	4.91%	5.21%
Allowance for loan losses as a percent of annualized net charge offs	113.63%	120.99%	135.56%

Discussion of Forward-Looking Statements

The preceding Management’s Discussion and Analysis contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Forward-looking statements are also made elsewhere in this report. White River publishes other forward-looking statements from time to time. Statements that are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are intended to identify forward-looking statements. We caution you to be aware of the speculative nature of “forward-looking statements.” Although these statements reflect White River’s good faith belief based on current expectations, estimates and projections about (among other things) the industry and the markets in which White River operates and the performance of its subsidiaries’ receivables portfolios, they are not guarantees of future performance. Whether actual results will conform to management’s expectations and predictions is subject to a number of known and unknown risks and uncertainties, including:

•	the risks and uncertainties discussed in White River’s 2005 Annual Report on Form 10-K;

•	general economic, market, or business conditions;

PART I.  FINANCIAL INFORMATION

•	changes in interest rates, the cost of funds, and demand for White River’s financial services;

•	changes in White River’s competitive position;

•	White River’s ability to manage growth;

•	the opportunities that may be presented to and pursued by White River;

•	competitive actions by other companies;

•	changes in laws or regulations;

•	changes in the policies of federal or state regulators and agencies; and

•	other circumstances, many of which are beyond White River’s control.

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

ITEM 4.  CONTROLS AND PROCEDURES.

White River carried out an evaluation, under the supervision of its Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of the design and operation of White River’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15 as of September 30, 2006. Based upon that evaluation, the Chief Executive Officer, President and Chief Financial Officer concluded that, at September 30, 2006, White River’s disclosure controls and procedures are effective in accumulating and communicating to management (including such officers) the information required to be included in White River’s periodic SEC filings.

PART II.  OTHER INFORMATION

PART II

ITEM 1.  LEGAL PROCEEDINGS.

Previously reported.  See Current Report on Form 8-K filed September 29, 2006.

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

White River Capital, Inc. (Registrant)

November 13, 2006	By:	/s/ Martin J. Szumski
Martin J. Szumski Chief Financial Officer (Signing on behalf of the registrant as Principal Financial Officer)