Form 10-K
period 2006-12-31
White River Capital Inc
filed 2007-03-16
CIK 1318545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 001-33257

White River Capital, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-1908796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1445 Brookville Way, Suite I
Indianapolis, Indiana 46239
(Address of principal executive offices/zip code)

Registrant’s telephone number, including area code: (317) 806-2166

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, without par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer Accelerated filer ☐ Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) .	☐ Yes ☒ No
As of March 16, 2007, there were 3,839,487 shares outstanding of the issuer’s Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s definitive proxy statement for its 2007 Annual Meeting of Shareholders, which the registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Form 10-K.

- INDEX -

i

ii

PART I

ITEM 1. BUSINESS

Overview

Founded in 2004, White River Capital, Inc. (“White River”) is a financial services holding company headquartered in Indianapolis, Indiana with two principal operating subsidiaries.

Coastal Credit LLC (“Coastal Credit”), based in Virginia Beach, Virginia, is a specialized subprime auto finance company engaged in acquiring subprime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks. Coastal Credit then services the receivables it acquires. Coastal Credit operates in 22 states through 16 offices.

Union Acceptance Company LLC (“UAC”), based in Indianapolis, Indiana, is a specialized auto finance company which holds and oversees its portfolio of non-prime auto receivables. On January 5, 2007, the U.S. Bankruptcy Court for the Southern District of Indiana issued a final decree and closed UAC’s Chapter 11 bankruptcy case. UAC remains contractually obligated to distribute its remaining assets in compliance with its Second Amended and Restated Plan of Reorganization (the “Plan” or the “Plan of Reorganization”) approved in connection with the bankruptcy case. Under the Plan, UAC must pay net proceeds from its residual interest in its receivables portfolios and other estate assets to creditors holding notes and claims under the Plan. White River owns all of UAC’s general unsecured claims, 89.1% of UAC’s restructured subordinated notes (“Subordinated Notes”) and 94.7% of UAC's accrual notes (“Accrual Notes”) issued under the Plan. UAC was designated the Creditor Representative to oversee the distribution of is remaining assets as contractually obligated under the Plan.

White River’s net interest margin after provision for estimated losses was $10.7 million for the year ended December 31, 2006. Net income for this same period was $43.4 million which includes an income tax benefit of $39.0 million. At December 31, 2006, total assets were $225.4 million.

COASTAL CREDIT LLC
General

Coastal Credit is a subprime finance company engaged in acquiring sub-prime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks. Coastal Credit then services the receivables it acquires. Coastal Credit commenced operations in Virginia in 1987. It conducts business in 22 states - Alaska, Arizona, California, Colorado, Delaware, Florida, Georgia, Hawaii, Kansas, Louisiana, Maryland, Mississippi, Nevada, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Washington - through its 16 branch locations.

Coastal Credit provides financing programs to customers of automobile dealers who meet Coastal Credit’s credit standards, but who may not meet the credit standards of traditional lenders, such as banks and credit unions. Unlike these traditional lenders, Coastal Credit acquires contracts from dealers for vehicle purchases made by borrowers who typically have limited or impaired credit histories or who are purchasing older model and higher mileage automobiles. This is typically referred to as the subprime automobile finance market.

A significant number of contracts acquired by Coastal Credit are contracts made with borrowers who are in the United States military. During 2006, 32.2% of new originations were made with these borrowers. Coastal Credit believes that having in its portfolio a significant percentage of contracts for which the borrowers are United States military personnel contributes to lower payment delinquency and higher collection personnel efficiencies. Coastal Credit requests all borrowers who are in the military to use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower. Delinquency of payments on contracts paid by allotment historically has been less than delinquency of payments on contracts not paid by allotment. As a result, the collection effort associated with the military contracts requires substantially less time, allowing Coastal Credit’s collection staff to focus on an increased number of civilian sector contracts.

Coastal Credit’s executive offices are located at 3852 Virginia Beach Boulevard, Virginia Beach, Virginia 23452.

Acquisition of Automobile Finance Contracts

Coastal Credit currently conducts its automobile finance programs in 22 states through a total of 16 branches, with two branches in each of Florida, Georgia, Mississippi, and Virginia, and one branch in each of California, Delaware, Louisiana, Nevada, Ohio, Oklahoma, Pennsylvania and Texas. Each branch acquires, processes, and services contracts in its geographic area.

Coastal Credit’s branch managers develop and maintain relationships with automobile dealers in the branches’ geographic areas. Coastal Credit enters into non-exclusive dealer agreements with these dealers for the acquisition of individual contracts. The dealer agreement provides Coastal Credit with recourse to the dealer in cases of dealer fraud or breach of the dealer’s representations and warranties. As of December 31, 2006, Coastal Credit had non-exclusive agreements with approximately 1,500 dealers, of which approximately 650 are active. Coastal Credit considers a dealer agreement to be active if Coastal Credit has acquired a contract under the dealer agreement in the last nine months. After Coastal Credit acquires a contract from a dealer, the dealer is no longer involved in the relationship between Coastal Credit and the borrower, other than through the existence of limited representations and warranties of the dealer.

Borrowers under the contracts typically make down payments, in the form of cash or trade-in, ranging from 5% to 20% of the sale price of the vehicle financed. The balance of the purchase price of the vehicle plus taxes, title fees and, if applicable, premiums for “add-on” products (described below), are generally financed over a period of 32 to 48 months.

Coastal Credit acquires each contract from the automobile dealer at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The amount of the variance depends upon factors such as the creditworthiness of the borrower and the age and value of the automobile. Coastal Credit will pay more for contracts as the credit risk of the borrower improves. Coastal Credit typically acquires contracts at purchase prices that range from 80% to 90% of the original principal amount of the contract. In addition, Coastal Credit typically charges dealers a processing fee ranging from $50 to $295 per contract acquired. See “Pricing of Contracts” below.

As of December 31, 2006, Coastal Credit’s contract portfolio consisted exclusively of contracts acquired by Coastal Credit without credit recourse to the dealer. Although all the contracts in Coastal Credit’s contract portfolio were acquired without credit recourse, each dealer remains liable to Coastal Credit for liabilities arising from any breach of certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

Coastal Credit’s policy is to acquire a contract only after the dealer has provided Coastal Credit with the requisite proof that Coastal Credit will have a first priority lien on the financed vehicle, that the borrower has obtained the required collision insurance naming Coastal Credit as loss payee and that the contract has been fully and accurately completed and validly executed. Once Coastal Credit has received and approved all required documents, Coastal Credit purchases the contract and begins servicing the contract.

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

In deciding whether to acquire a particular contract, Coastal Credit considers various factors, including:

•	the applicant’s length of residence;
•	the applicant’s current and prior job status;
•	the applicant’s history in making other installment loan payments;
•	the applicant’s payment record on previous automobile loans;
•	the applicant’s current income and discretionary spending ability;
•	the applicant’s credit history;
•	the value of the automobile in relation to the purchase price;
•	the term of the contract;
•	the automobile make and mileage; and
•	Coastal Credit’s prior experience with contracts acquired from the dealer.

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

The branch manager of each branch is responsible for underwriting and purchasing automobile contracts and providing servicing and collections. However, the branch network is closely managed and supervised by Coastal Credit’s senior management. Coastal Credit believes that its branch network operations enable branch managers to develop strong relationships with its automobile dealers. Coastal Credit, through its branches, provides a high level of service to its dealers by providing consistent credit decisions and frequent management contact. Coastal Credit has established internal buying guidelines to be used by its underwriters when acquiring contracts. Although the buying guidelines vary from branch to branch, Coastal Credit’s branch managers or senior management must approve any contract that does not meet a branch’s guidelines in advance of purchasing any such contract. Coastal Credit has 16 branch managers, each charged with managing the specific branches in a defined geographic area. In addition to a variety of administrative duties, the branch managers are responsible for monitoring their assigned branches’ compliance with Coastal Credit’s underwriting standards. On a regular basis, either a branch manager or senior management reviews every newly purchased contract.

To further ensure compliance with its underwriting guidelines, Coastal Credit performs on-site reviews of its branches. The branch reviews are performed on a schedule that varies from branch to branch, depending on the size of the branch, the length of time the branch has been open, the current tenure of the branch manager and the branch’s current and historical profitability. Coastal Credit believes that the branch review is critical to ensuring that credit quality is not sacrificed for asset growth.

Pricing of Contracts

Coastal Credit’s management believes that a key to its consistent profitability has been its ability to effectively price the contracts it acquires to fully cover all future losses on the contracts. Pricing has two components: (1) the interest rate the borrower pays on the amount financed and (2) the purchase price paid to the dealer. To determine the pricing for a particular contract, Coastal Credit considers the same factors it considers in determining whether to acquire the contract. As a result of its disciplined underwriting guidelines, Coastal Credit generally only purchases approximately 12 contracts for every 100 automobile loan applications reviewed. These factors are discussed above under “Underwriting Guidelines.”

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

Region #1 - Florida, Georgia, North Carolina, South Carolina, Tennessee and Virginia.
Region #2 - Delaware, Maryland, Ohio and Pennsylvania.
Region #3 - Louisiana, Kansas, Mississippi, Nevada, Oklahoma and Texas.
Region #4 - Alaska, Arizona, California, Colorado, Hawaii and Washington.

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

To protect its collateral in financed vehicles, Coastal Credit requires all borrowers to obtain and maintain collision insurance covering damage to the vehicle and naming Coastal Credit as the loss payee. The insurance must have a deductible typically of not more than $500. Failure to maintain insurance constitutes a default under the contract, and Coastal Credit may, at its discretion, repossess the vehicle. Coastal Credit does not “force-place” insurance (that is, purchase insurance on behalf of borrowers whose policies have lapsed and add the cost and applicable finance charges to the balance of the contract).

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

Once a branch manager or senior management has approved a repossession request, a repossession firm repossesses the vehicle and delivers it to a secure location specified by Coastal Credit. Coastal Credit maintains relationships with several licensed repossession firms that repossess vehicles for fees that typically range from $225 to $375 for each vehicle repossessed. As required by applicable state law, Coastal Credit notifies the borrower by certified letter that the vehicle has been repossessed and that, to regain the vehicle, he or she must make arrangements satisfactory to Coastal Credit and pay the amount owed under the contract within the statutory redemption period allowed by the applicable state law after delivery of the letter. If satisfactory arrangements for return of the vehicle are not made within the statutory period, Coastal Credit then sends title to the vehicle to the applicable state title transfer department, which then registers the vehicle in Coastal Credit’s name. Coastal Credit then sells the vehicle by public auction. On average, approximately 45 days lapse from the time Coastal Credit takes possession of a vehicle and the time it is sold at auction.

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

Regulation

Coastal Credit’s financing and collection operations are subject to regulation, supervision and licensing under various federal, state and local statutes and ordinances. Additionally, the procedures that Coastal Credit must follow in connection with the repossession of vehicles securing contracts are regulated by each of the states in which Coastal Credit does business. In addition to applicable federal law, the laws of the following states where Coastal Credit currently has branches govern Coastal Credit’s operations: California, Delaware, Florida, Georgia, Louisiana, Mississippi, Nevada, Ohio, Oklahoma, Pennsylvania, Texas and Virginia.

Compliance with existing laws and regulations has not had a material adverse effect on Coastal Credit’s operations to date. Coastal Credit’s management believes that Coastal Credit maintains all requisite licenses and permits and is in compliance with all applicable local, state and federal laws and regulations. Coastal Credit periodically reviews its branch office practices in an effort to ensure such compliance. The following constitute certain of the federal, state and local statutes and ordinances with which Coastal Credit must comply:

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

•	State licensing requirements. Coastal Credit maintains the following licenses:

State	License
Arizona	Sales Finance Company License
Delaware	Motor Vehicle Sales Finance License
Florida	Sales Finance Company License
Louisiana	Sales Finance Company License
Maryland	Sales Finance License
Mississippi	Motor Vehicle Sales Finance License
Oklahoma	Supervised Lender License
Pennsylvania	Sales Finance Company License
Texas	Motor Vehicle Sales Finance License

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

Employees

Coastal Credit’s executive management and various support functions are centralized at its corporate headquarters in Virginia Beach, Virginia. As of December 31, 2006, Coastal Credit employed a total of approximately 125 persons. None of Coastal Credit’s employees is subject to a collective bargaining agreement, and Coastal Credit considers its relations with its employees generally to be satisfactory.

UNION ACCEPTANCE COMPANY LLC

Historical Business of UAC

UAC is a specialized finance company that, prior to the Bankruptcy Case, as defined below, was engaged in the business of acquiring and servicing automobile retail installment sales contracts and installment loan agreements. UAC would acquire retail installment sales contracts originated by a network of over 5,500 automobile dealerships affiliated with major domestic and foreign manufacturers, nationally recognized rental car outlets and used car superstores. UAC’s receivables acquisition strategy focused on acquiring receivables from automobile purchasers who exhibited a favorable credit profile purchasing late model used and, to a lesser extent, new automobiles.

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

UAC, through its wholly owned special purpose subsidiary, UAC Securitization Corporation (“UACSC”), continues to hold the rights to the retained interest in the securitizations that it had sponsored prior to the UAC bankruptcy petition date and subsequent non-recourse financings of previously securitized receivables. The “retained interest” refers to the net cash flows that become available from securitizations after obligations required to be satisfied by these securitizations and non-recourse financings are paid. The retained interest is discussed in more detail under the heading “The Retained Interest-Cash Flows from Securitizations” below.

The UAC Bankruptcy Case

In October 2002, UAC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Indiana (the “Bankruptcy Case”). Shortly after the commencement of the Bankruptcy Case, UAC discontinued acquisition of new automobile receivables, but continued to act as servicer with respect to its securitized portfolios of receivables and receivables owned directly by UAC or indirectly by its subsidiaries.

In April 2003, with approval by the bankruptcy court, UAC sold substantially all of the assets related to its receivable servicing business to Systems & Services Technologies Inc. (“SST”), a subsidiary of J.P. Morgan Chase & Co. SST was appointed as servicer with respect to the securitized receivables and the receivables held directly by UAC or its subsidiaries. SST continues to serve in that capacity.

In August 2003, the Bankruptcy Court confirmed UAC’s Second Amended and Restated Plan of Reorganization. On January 5, 2007, the U.S. Bankruptcy Court for the Southern District of Indiana issued a final decree and closed UAC’s Chapter 11 Bankruptcy Case. Although the Bankruptcy Case is closed, UAC remains contractually obligated to distribute its remaining assets in compliance with the Plan. UAC was designated the Creditor Representative to oversee the distribution of is remaining assets as contractually obligated under the Plan.

Generally, UAC is obligated to continue to collect cash as it became available from prescribed assets of the bankruptcy estate (see “The Retained Interest-Cash Flows from Securitizations” below) and to distribute such cash to the creditors of the bankruptcy estate who made claims in the Bankruptcy Case and whose claims were allowed by the bankruptcy court. The Plan of Reorganization refers to these creditors as holders of “Allowed Claims.” The Plan of Reorganization provides that payments to holders of Allowed Claims be made only from prescribed assets, mostly from cash flows deriving from the retained interest in prior securitizations.

When the Plan was confirmed, UAC expected that the net estate proceeds that would be available (mostly from cash flows deriving from the retained interest in prior securitizations) to make distributions on Allowed Claims over time would be sufficient to pay all Allowed Claims in full, and that cash flows that would benefit UAC’s shareholders would be generated from the retained interest in excess of the amount necessary to pay Allowed Claims. The Plan of Reorganization provided that the equity interests in UAC were unimpaired and provided that payments would be made to holders of Allowed Claims only from prescribed assets. The principal reason for these provisions limiting the recourse of holders of Allowed Claims under the Plan to these specific assets was to afford the holders of UAC’s equity interests the opportunity, through new investment, to continue business operations that would be protected from recourse by holders of Allowed Claims against UAC.

After the Plan was confirmed, the cash flows from the retained interest did not materialize as projected. Loss rates on the securitized portfolio increased substantially following the transition of servicing to SST. The impact of SST’s transitioning of servicing as well as overall performance of the portfolio amid challenging economic times and other factors substantially reduced the cash flows expected from the securitizations. The sources of funds available to make distributions to the holders of Allowed Claims were sufficient to pay the holders of the Senior Notes issued under the Plan, but such funds are not expected to be sufficient to pay the remaining amounts due holders of Class 2A (general unsecured) claims, holders of the Subordinated Notes and the holders of the Accrual Notes issued under the Plan of Reorganization. However, UAC’s parent, White River, has purchased the substantial majority of UAC’s outstanding notes and claims. Amounts available for distribution to such notes and claims owned by White River will be paid by UAC to White River, in accordance with the Plan of Reorganization, as further described below.

The Retained Interest - Cash Flows from Securitizations

Pursuant to the Plan, UAC is obligated to continue to collect cash as it becomes available from prescribed assets; mostly from cash flows deriving from the retained interest in prior securitizations. UAC, through its wholly owned special purpose subsidiary, UACSC, continues to hold the rights to the retained interest in the securitizations that it had sponsored prior to the Bankruptcy Case petition date and the non-recourse financings effectuated since confirmation of the Plan of Reorganization. The “retained interest” refers to the net cash flows that become available from these securitizations and non-recourse financings after obligations required to be satisfied by the securitization trusts or under the financings are paid. Generally, each securitization or financing represents a pool of receivables that serves as collateral for issued notes, the outstanding balance of which is equal to the balance of receivables in the related pool. The interest payments on the receivables are greater than interest payments owed on the notes, and each transaction is structured such that the cash flows from interest payments are expected to be sufficient to absorb losses from defaults, pay interest and principal due on the notes, and pay servicing and administrative expenses, with any cash flows remaining after those obligations are satisfied payable to UACSC as the holder of the equity interest or retained interest in the trust or as the owner of the financed receivables (subject to the arrangements described below).

In connection with the transfer of servicing to SST, UAC and its subsidiaries entered into agreements with SST, MBIA Insurance Corporation (the surety provider which has issued policies that ensure timely payments on the notes issued by the securitization trusts) (“MBIA”) and other interested parties. Under these agreements, SST was appointed as servicer of the UAC receivables portfolio and standards for SST’s performance and provisions for SST’s compensation were established. In addition, a Master Trust Account was created pursuant to a Master Trust Account Agreement. The Master Trust Account serves effectively to cross-collateralize the securitization trusts and non-recourse financings of UAC receivables. The residual cash flows from the securitizations are to be paid through the Master Trust Account. Amounts held in the Master Trust Account are available to pay certain fees and expenses of the servicer, the securitization trustees, MBIA, the master trustee, and to make distributions to meet cash distribution obligations to security holders of the securitizations, to the extent cash otherwise available to that securitization is insufficient for such purpose. Cash deposited to the Master Trust Account, to the extent not used for the foregoing purposes, accumulates and, to the extent it exceeds prescribed levels, becomes available for distribution to UACSC (for the benefit of holders of Allowed Claims under the Plan).

The Master Trust Account Agreement established an initial amount of approximately $12.5 million in the aggregate to be distributed from time to time from the Master Trust Account under prescribed conditions. That amount had been released by October 10, 2005. After that point, the Master Trust Account continued to accumulate cash until the total cash collateral of the securitizations and the Master Trust Account was equal to 8% of the outstanding securitization obligations. Once that occurred, UACSC received distributions equal to 50.0% of surplus funds each month until total cash collateral equaled 12% of the outstanding securitization obligations. After that point, UACSC received distributions each month equal to 100% of surplus funds, provided that a declining minimum dollar amount of cash is retained in the securitization collateral accounts and the Master Trust Account until the securitizations are liquidated.

These distribution thresholds are subject to adjustment if the securitization portfolio does not perform within the parameters stipulated by the Master Trust Account Agreement. The agreement sets forth net loss ratio triggers and cumulative net loss triggers for future periods that were determined by increasing UAC’s estimated future portfolio losses by a specified margin. If these triggers are breached (until the portfolio is restored to compliance) no distributions will be made to UACSC until total cash collateral exceeds increased minimum dollar levels. As of December 31, 2006 and 2005, the rolling 12 month net losses were below the Level 1 and Level 2 triggers. While the cumulative net losses were below the Level 2 trigger as of December 31, 2005, they did exceed the Level 1 trigger. The cumulative net losses were below the Level 1 and Level 2 triggers as of December 31, 2006.

The Creditor Buyout

On February 15, 2005, UAC, White River, and the Plan Committee representing the UAC creditors under the Plan of Reorganization entered into a memorandum of understanding providing for the proposed buyout of the remaining outstanding UAC Senior Notes, Subordinated Notes and Accrual Notes payable. This agreement stipulated that White River, as the proposed parent of UAC, would offer to pay 100% of the principal value of the Senior Notes and 13% of the face value of the Subordinated Notes for the tender of these notes and their accompanying Accrual Notes to White River. Additional amounts were to be paid by White River to the former Subordinated Note holders in the future if either of two events occurred, namely (i) the passing of federal legislation prior to February 1, 2007 which would allow UAC to carry back federal income tax net operating loss carryforwards to recover income taxes previously paid in 2000 and (ii) recovery by UAC on a particular unresolved pending claim against SST. During September 2006 the pending claim against SST was resolved. White River distributed additional funds to former Subordinated Note and claim holders who sold their claims to White River during 2005 in accordance with this agreement.

This buyout offer was accepted by 100% of the Senior Note holders and holders of 89.1% of the Subordinated Notes in February 2005. During June 2005, the Senior Notes of UAC were purchased by White River and simultaneously paid in full and White River completed the buyout of 89.1% of the Subordinated Notes of UAC using bridge funding provided by the Funds. During September 2005, White River concluded its offer to purchase claims from the general unsecured creditors of UAC. White River acquired approximately 57.3% of the general unsecured claims of UAC as a result of this offer.

In connection with UAC’s Plan of Reorganization and distributions and as a result of White River’s acquisition of UAC’s general unsecured claims and Subordinated Notes, UAC’s creditor notes payable (in thousands) are as follows at:

	December 31, 2006			December 31, 2005
		Contractual			Contractual
		Remaining	Total		Remaining	Total
		Debt Not	Contractual		Debt Not	Contractual
	Carrying	Owned by	Remaining	Carrying	Owned by	Remaining
	Value	White River	Debt	Value	White River	Debt
Restructured debt:
Class 2A general unsecured claims	$-	$-	$956	$164	$405	$1,330
Restructured senior notes	-	-	-	-	-	-
Restructured subordinated notes	1,391	4,394	40,427	1,296	5,041	46,383
Senior accrual notes	-	-	4,106	-	-	4,106
Subordinated accrual notes	1	431	3,964	1	431	3,964

Total creditor notes payable	$1,392	$4,825	$49,453	$1,461	$5,877	$55,783

During February 2005, when White River agreed to purchase the UAC Senior, Subordinated and Accrual Notes, White River and UAC projected that future cash flows that would inure from UAC estate assets in respect of such notes over time would be somewhat less than the cash price White River agreed to pay, and that the price offered for the Subordinated Notes and related Accrual Notes reflected a reasonable premium. Over the course of 2005, however, cash flows from the remaining UAC securitizations were consistently more favorable than what had been projected in early 2005. White River now projects that the distributions that will be available over time from UAC in respect of the UAC Subordinated Notes that White River purchased will materially exceed the price White River paid for such notes. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

UAC Continuing Operations

UAC continues to oversee the receipt and distribution of the cash flows from its remaining assets and to carry out the Plan. UAC currently has a staff of four employees, while UAC’s President, Mark R. Ruh, is employed by Castle Creek Capital LLC (“Castle Creek”), and its Chief Financial Officer, Martin J. Szumski, is employed by White River. UAC’s current principal activities are the following:

•	overseeing collection and distribution of cash flows from receivable portfolios and other assets in accordance with the Plan of Reorganization;
•	collecting automobile dealer premium rebates contractually due;
•	providing administrative services to support the securitization paying agent with cash management and accounting functions for all outstanding securitizations;
•	supporting deficiency account collections by third party collection agencies;
•	managing deficiency account collections requiring legal action; and
•	holding (directly or indirectly through its securitization subsidiary) portfolios of automobile receivables that it had initially acquired prior to the Bankruptcy Case.

UAC’s consolidated receivable portfolios were as set forth below (in thousands)

	December 31,
	2006	2005
UAC and Subsidiary Receivables Held for Investment
UAC Owned (1)	$188	$336
UACSC Owned (2)	298	-
	486	336

Securitized Finance Receivables (3)
2003-A	-	4,167
2004-A1	414	3,795
2004-A2	637	4,712
2004-B	855	5,356
2004-C	3,424	16,837
2005-A	4,913	19,042
2005-B	7,227	25,405
2005-C	11,330	35,717
	28,800	115,031

Off-Balance Sheet Securitizations
2001-B (4)	4,719	12,743
2001-C	14,070	35,009
2002-A	14,530	34,548
	33,319	82,300

Total Portfolios	$62,605	$197,667

(1)	Receivables that are owned directly by UAC and are not leveraged.
(2)	On March 8, 2006 the 2003-A note was paid in full. The receivable portfolio is still owned by UACSC but is now recorded as held for investment.
(3)	On-balance sheet portfolios held by UACSC as collateral for non-recourse asset-backed notes.
(4)	The 2001-B transaction represents a separate issuance of notes, or a separate tranche, under the UACSC 1999 Master Owner Trust.

    UAC has “fully administered” its Chapter 11 plan of reorganization and the U.S. Bankruptcy Court for the Southern District of Indiana issued a final decree and closed UAC’s Chapter 11 Bankruptcy Case on January 5, 2007. UAC is no longer subject to the supervision of the bankruptcy court. However, UAC, as the Creditor Representative and as a subsidiary of White River, will continue to comply with the Plan and collect and distribute to the holders of Allowed Claims all funds to which they are properly entitled under the Plan. White River owns all of UAC’s general unsecured claims, 89.1% of UAC’s subordinated notes and 94.7% of UAC's accrual notes. White River will continue to be entitled to receive the large majority of subsequent distributions under the Plan as a holder of such notes and claims. However, the formation of White River as UAC’s parent company allows UAC to carry its business forward with a clear segregation of the assets and liabilities of UAC from the assets and liabilities of White River, while allowing White River to operate UAC and new businesses, such as Coastal Credit.

ITEM 1A. RISK FACTORS

Investors should consider carefully the following factors that could cause our operating results and financial condition to be materially adversely affected. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our businesses or financial performance.

Coastal Credit Business

Our shareholders are substantially dependent on the operations of Coastal Credit.

White River is a holding company with no independent operations. Our profitability and ability to pay dividends to our shareholders are dependent on the operations of our subsidiaries, UAC and Coastal Credit. UAC’s activities consist of administering the receipt and distribution of the cash flows from its remaining assets while carrying out its Plan of Reorganization. We have purchased substantially all claims of creditors under UAC’s Plan of Reorganization. While related future cash flows from UAC may benefit White River, UAC does not presently expect to be profitable in the future. Thus, if Coastal Credit does not generate profits and make distributions to us, the value of our common stock will be diminished.

Our profitability and future growth depend on Coastal Credit’s continued access to bank and subordinated debt financing.

The profitability and growth of Coastal Credit’s business depends on its ability to access bank debt at competitive rates. Coastal Credit currently depends on a $100 million line of credit facility with a financial institution to finance its acquisition of contracts. The line of credit is secured by substantially all of the contracts held by Coastal Credit. Effective January 1, 2007, the line of credit was extended through 2011. At December 31, 2006, Coastal Credit had $49.5 million outstanding under the line of credit and $20.5 million available for additional borrowing based upon the level of eligible collateral. Coastal Credit also relies on subordinated debt as a principal part of its capital structure to provide long-term capital. As of December 31, 2006, the amount of outstanding subordinated debt was $7.7 million. The debentures are subject to a Subordination and Intercreditor Agreement with Coastal Credit’s principal lender. The debentures have maturity dates in 2008. Coastal Credit will continue to depend on the availability of its line of credit, replacement subordinated financing, together with cash from operations, to finance its future operations. The availability of the credit facility depends, in part, on factors outside of Coastal Credit’s control, including regulatory capital treatment for unfunded bank lines of credit and the availability of bank loans in general. Therefore, this credit facility may not continue to be available beyond the current maturity date on reasonable terms or at all. If Coastal Credit were unable to renew or replace the credit facility or find alternative financing at reasonable rates, Coastal Credit could be unable to grow by acquiring contracts or could be forced to liquidate.

The terms of Coastal Credit’s indebtedness impose significant restrictions on it.

Coastal Credit’s existing outstanding indebtedness restricts its ability to, among other things:

•	encumber collateral;
•	allow change of ownership or control;
•	sell or transfer assets;
•	incur debt from additional sources;
•	pay dividends;
•	make certain investments or acquisitions;
•	repurchase or redeem capital stock;
•	engage in mergers or consolidations; and
•	engage in certain transactions with subsidiaries and affiliates.

In addition, Coastal Credit’s line of credit facility requires it to comply with certain financial ratios and covenants. Coastal Credit’s ability to continue to meet these financial ratios could be affected by events beyond its control. Failure to meet any of these covenants, financial ratios or financial tests could result in an event of default under Coastal Credit’s credit facility. If an event of default occurs under its line of credit facility, the lender may take one or more of the following actions:

•	increase Coastal Credit’s borrowing costs;
•	restrict Coastal Credit’s ability to obtain additional borrowings under the facility;
•	accelerate repayment of all amounts outstanding under the facility; or
•	enforce its interests against collateral pledged under the facility.

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

Coastal Credit’s ability to make payments on or to refinance its indebtedness and to fund its operations and planned capital expenditures depends on its future operating performance. Coastal Credit’s primary cash requirements include:

•	the funding of contract acquisitions;
•	interest payments under its line of credit facility and other indebtedness;
•	capital expenditures for technology and facilities;
•	ongoing operating expenses; and
•	planned expansions by opening additional branch offices.

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

Coastal Credit currently has a substantial amount of outstanding indebtedness. In connection with our acquisition of Coastal Credit, Coastal Credit agreed to guarantee our secured note payable on a subordinated basis. Coastal Credit’s ability to make payments on, or to refinance, its indebtedness will depend on its future operating performance, including its ability to access additional debt or equity financing, which, to a certain extent, is subject to economic, financial, competitive and other factors beyond Coastal Credit’s control.

Coastal Credit’s high level of indebtedness could have important consequences for its business. For example, Coastal Credit:

•	may be unable to satisfy its obligations under its outstanding indebtedness;
•	may find it more difficult to fund future needs for working capital, capital expenditures, or acquisitions;
•
may need to dedicate a substantial portion of its cash resources to the payments on its outstanding indebtedness, thereby reducing the funds available for operations and future business opportunities; and

•	may be more vulnerable to adverse general economic and industry conditions.

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

As a consumer finance company, Coastal Credit is subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things:

•	usury laws;
•	disclosure inaccuracies;
•	wrongful repossession;
•	violations of bankruptcy stay provisions;
•	certificate of title disputes;
•	fraud;
•	breach of contract; and
•	discriminatory treatment of credit applicants.

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

Coastal Credit’s financing operations are subject to regulation, supervision and licensing under various federal, state and local statutes and ordinances. Additionally, the procedures that Coastal Credit must follow in connection with the repossession of vehicles securing contracts are regulated by each of the states in which Coastal Credit does business. The various federal, state and local statutes, regulations and ordinances applicable to Coastal Credit’s business govern, among other things:

•	licensing requirements;
•	requirements for maintenance of proper records;
•	payment of required fees to certain states;
•	maximum interest rates that may be charged on loans to finance new and used vehicles;
•	interest rates on loans to customers serving in the military;
•	debt collection practices;
•	proper disclosure to customers regarding financing terms;
•	privacy regarding certain customer data; and
•	collection of debts from loan customers who have filed bankruptcy.

Coastal Credit believes that it maintains all material licenses and permits required for its current operations and is in compliance with all applicable local, state and federal regulations. Coastal Credit’s failure, or failure by dealers who originate the contracts Coastal Credit acquires, to maintain all requisite licenses and permits, and to comply with other regulatory requirements, could result in consumers having rights of rescission and other remedies that could have a material adverse effect on Coastal Credit’s financial condition. Furthermore, any changes in applicable laws, rules and regulations may make Coastal Credit’s compliance therewith more difficult or expensive or otherwise adversely affect its financial condition.

Coastal Credit’s ability to pay cash distributions is restricted by its line of credit.

While Coastal Credit is not restricted by its charter from making distributions, its line of credit restricts the payment of cash distributions without written approval from its lender. Coastal Credit’s ability to receive the necessary approval is largely dependent upon its portfolio performance, and Coastal Credit may not be able to obtain the necessary approvals in the future for distributions to us that would enable us to pay cash dividends to our shareholders.

Coastal Credit operates in a competitive market.

The subprime consumer-finance industry is highly competitive. There are numerous financial services companies that provide consumer credit in the markets served by Coastal Credit, including banks, credit unions, other consumer finance companies and captive finance companies owned by automobile manufacturers and retailers. Many of these competitors have substantially greater financial resources than Coastal Credit. In addition, Coastal Credit’s competitors often provide financing on terms more favorable to automobile purchasers or dealers than Coastal Credit offers. Many of these competitors also have long-standing relationships with automobile dealerships and may offer dealerships or their customers other forms of financing, including dealer floor-plan financing and leasing, which Coastal Credit does not provide. Providers of subprime consumer financing have traditionally competed primarily on the basis of:

•	interest rates charged;
•	the quality of credit accepted;
•	the flexibility of loan terms offered; and
•	the quality of service provided.

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

UAC's beneficial interest in Master Trust reflected on our consolidated balance sheet reflects the discounted value of projected cash flows that UAC expects to receive from its outstanding securitizations and non-recourse financings of its portfolios of auto finance receivables. White River, as owner of the substantial majority of UAC's notes and claims outstanding under the Plan of Reorganization, will become entitled to distribution of the substantial majority of these cash flows as they are realized by UAC. However, the realization of such projected cash flows is dependent upon the performance of the underlying auto receivable portfolios and the effective servicing of such receivables. In particular, if gross defaults, recoveries on defaulted receivables or prepayments on such receivables are less favorable than the rates projected by management, UAC's realization of such cash flows will be reduced or delayed relative to such projections. Such reduction may be material. Factors summarized above in relation to Coastal Credit's operations regarding the risk of default on auto finance contracts, susceptibility to adverse changes in economic conditions and the adverse effects declines in used car values may have upon receivable recoveries may also materially and adversely impact the performance of UAC's auto finance receivable portfolios.

Transfer Restrictions

There are restrictions on transfer of shares of our common stock that may delay or prevent takeover bids by third parties and may delay or frustrate any attempt by shareholders to replace or remove the current management.

All shares of our common stock are subject to certain transfer restrictions. The transfer restrictions on our common stock are complex and directed toward preserving the value of UAC’s tax net operating loss carryforwards for the benefit of shareholders. The transfer restrictions will require any person attempting to acquire a significant interest in White River to negotiate with our board of directors. The transfer restrictions also may make it more difficult to effect a merger or similar transaction perceived by shareholders to be favorable to us by requiring any person seeking to enter into such a transaction with us to negotiate with our board of directors. Finally, the transfer restrictions may make it more difficult for shareholders to replace current management because no single shareholder may cast votes for more than 5% of our outstanding shares of common stock, unless that shareholder held more than 5% of our common stock before our share exchange with UAC or the acquisition of the shares is otherwise approved by the board of directors.

If the transfer restrictions are not effective in preventing an ownership change from occurring, our ability to use the NOLs will be severely limited.

Although the transfer restrictions are authorized under Indiana law, we are not aware of any published court decisions enforcing similar transfer restrictions. Thus, a transfer could occur that would violate the transfer restrictions and we might not be able to enforce the transfer restrictions. Even if a court did enforce the transfer restrictions in the case of such a transfer, the Internal Revenue Service might not agree that the transfer restrictions provide a sufficient remedy with respect to any ownership change resulting from the prohibited transfer. In either of these cases, despite the implementation of the transfer restrictions, an ownership change could occur that would severely limit our ability to use the tax benefits associated with the NOLs.

Beneficial Use of the NOLs

The benefits of the NOLs are not certain and could be reduced or lost if challenged by the Internal Revenue Service.

Based on a current maximum federal corporate income tax rate of 35%, UAC’s NOLs could provide significant future tax savings benefits to our consolidated group. However, the ability to use these tax benefits in future years will depend upon a number of factors, including the amount of our otherwise consolidated taxable income and favorable interpretations and treatment from the Internal Revenue Service consistent with our interpretation of complex tax regulations. The Internal Revenue Service could challenge our calculation of the amount of NOLs or our determinations as to when or whether a prior change in ownership occurred for purposes of these tax regulations. Other provisions of the Internal Revenue Code may limit our ability to carry forward the NOLs to offset taxable income in future years. If the Internal Revenue Service were successful with respect to any such challenge, the potential tax benefit of the NOLs to us could be substantially reduced or lost.

Concentration of Ownership

Because ownership of our common stock is concentrated, certain shareholders can exert significant influence over shareholders’ decisions.

As of March 16, 2007, John M. Eggemeyer, III, our Chairman of the Board and Chief Executive Officer, by virtue of his relationship with Castle Creek and the Funds managed by Castle Creek, owned or controlled 18.9% of our outstanding shares of common stock. Mr. Eggemeyer has significant influence on the outcome of shareholder votes, including votes concerning, among other things, the election of directors; the adoption or amendment of provisions in our Articles of Incorporation; and the approval of other significant corporate transactions, including mergers and reorganizations. This level of concentrated ownership by a single entity may have the effect of delaying or preventing a change in the management or voting control of White River.

ITEM 2. PROPERTIES

White River and its subsidiaries lease our headquarters and branch office facilities. White River’s corporate headquarters, located at 1445 Brookville Way, Suite I, in Indianapolis, Indiana, consists of approximately 1,800 square feet of office space. UAC and its subsidiaries share this space with White River. The current lease relating to this space expires August 31, 2007.

Coastal Credit leases its corporate headquarters and branch office facilities. Its headquarters, located at 3852 Virginia Beach Boulevard, in Virginia Beach, Virginia, consist of approximately 9,340 square feet of office space. The current lease relating to this space expires in September 2009.

Coastal Credit’s 16 branch offices located in California, Delaware, Florida, Georgia, Louisiana, Mississippi, Nevada, Ohio, Oklahoma, Pennsylvania, Texas and Virginia range in size from approximately 885 square feet to 6,700 square feet, with a typical size of 1,600 to 2,000 square feet. These offices are located in office parks, shopping centers or strip malls and are occupied pursuant to leases with an initial term of from one to five years. Coastal Credit believes that these facilities and additional or alternate space available to it are adequate to meet its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

White River and its subsidiaries, as consumer finance companies, are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against White River and its subsidiaries could take the form of class action complaints by consumers. As the assignees of finance contracts originated by dealers, White River and its subsidiaries may also be named as co-defendants in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages. White River and its subsidiaries believe that they have taken prudent steps to address and mitigate the litigation risks associated with their business activities.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

On January 19, 2007, White River’s common stock began trading on the American Stock Exchange under the symbol RVR. Prior to that date, White River’s common stock traded “over-the-counter” on the Pink Sheets under the symbol WRVC. As of March 5, 2007, there were 3,834,475 shares of common stock outstanding and approximately 116 shareholders of record (assuming all remaining unexchanged certificates for shares of UAC common stock are exchanged for certificates representing White River shares). White River’s common stock was held by approximately 661 beneficial owners as of such date.

The following table sets forth the range of the high, low and closing sale prices for White River’s common stock as reported on the Pink Sheets. The share prices prior to the August 9, 2005 share exchange with UAC, are based on UAC’s trading prices, which have been adjusted to reflect the share exchange.

	High	Low	Close

Fiscal year ended December 31, 2005
First Quarter	$20.00	$14.00	$15.00
Second Quarter	16.00	12.00	15.00
Third Quarter	20.00	9.00	10.80
Fourth Quarter	16.00	10.50	15.00
Fiscal year ended December 31, 2006
First Quarter	$17.05	$14.50	$17.05
Second Quarter	17.05	14.00	16.00
Third Quarter	17.50	16.00	17.50
Fourth Quarter	18.00	17.00	17.00

Dividends

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

Performance Graph

The following Total Return to Shareholders graph compares the performance of White River with that of the Nasdaq Composite Index and the SNL Auto Finance Index.  The SNL Auto Finance Index includes AmeriCredit Corp. (NYSE:ACF), Consumer Portfolio Services Inc. (Nasdaq:CPSS), Credit Acceptance Corp. (Nasdaq:CACC), First Investors Financial Services Group (OTC BB:FIFS), Nicholas Financial Inc. (Nasdaq:NICK), and White River Capital, Inc. (AMEX:RVR), which are all of the publicly traded specialty lenders covered by SNL Financial with a primary focus in the auto finance industry.

Total Return to Shareholders*

*$100 invested on August 31, 2005 in stock or index, including reinvestment of dividends. White River's fiscal year ends December 31.

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

•
the repeal by the Internal Revenue Service of the NOL carryforward limitations in the Code if White River’s board of directors determines the transfer restrictions are no longer necessary for the preservation of the tax benefits; and

•	the beginning of a taxable year of White River to which White River’s board determines that no tax benefits may be carried forward.

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

•
would create a new “public group” of White River. For example, the transfer of stock by an existing 5-percent shareholder to the public would be deemed to result in the creation of a separate, segregated “public group” that would be a new 5-percent shareholder;

•
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

•
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

Exemptive Power of White River’s Board

White River’s board of directors has the power to approve any otherwise prohibited transfer, conditionally or unconditionally, if it determines, in its discretion, that a specific proposed transaction will not jeopardize White River’s full use of the tax benefits. In addition, White River’s board of directors has the power to waive any of the transfer restrictions in any instance where it determines that a waiver would be in the best interests of White River despite the effect of the waiver on the tax benefits.

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

•
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

•
to adopt by-laws, regulations and procedures, not inconsistent with the transfer restrictions, for purposes of determining whether any acquisition of White River common stock would jeopardize the ability of White River to preserve and use the tax benefits and for the orderly application, administration and implementation of the transfer restrictions; and

•
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

The shareholder disclosure and ownership procedures have the following purposes:

•	to preserve important characteristics of White River for federal income tax purposes and, in particular, the NOLs;

•	to protect White River and its shareholders against undisclosed efforts to assume or influence control of White River, its operations and policies; and

•	to facilitate communication among White River and its shareholders.

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

Anti-Takeover Effect of Transfer Restrictions and Disclosure Procedures

The transfer restrictions:

•	may have the effect of impeding the attempt of a person or entity to acquire a significant or controlling interest in White River;

•	may render it more difficult to effect a merger or similar transaction even if such transaction is favored by a majority of the independent shareholders of White River; and

•	may serve to entrench management.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes selected financial information for White River and its subsidiaries on a consolidated basis. For purposes of the consolidated financial statements and in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), the form of the share exchange points to UAC as the predecessor to White River. Therefore, the consolidated financial statements include results of UAC and White River as though they always coexisted. For additional information refer to the audited consolidated financial statements and notes thereto in Item 8., Financial Statements and Supplementary Data.

	For The Years Ended December 31,
For The Twelve Months Ended December 31,	2006	2005	2004	2003	2002

Total interest income	$53,945	$37,333	$14,013	$15,716	$54,704

Interest expense	(11,820)	(15,204)	(13,108)	(15,171)	(20,555)

Net interest margin	42,125	22,129	905	545	34,149

Recovery (provision) for estimated credit losses	(36)	1,465	(11,025)	(874)	(6,725)

Net interest margin (deficiency) after provision for estimated credit losses	42,089	23,594	(10,120)	(329)	27,424

Total other revenues, net	(8,346)	1,767	7,419	66,999	33,206

Total other expenses (a)	16,418	8,851	4,561	60,996	250,810

Net income (loss) (b)	$56,318	$16,510	$(7,262)	$5,674	$(183,433)

Basic earnings per share	$14.77	$11.08	$(23.41)	$18.29	$(591.97)

Diluted earnings per share	$14.51	$11.02	$(23.41)	$18.29	$(591.97)

Diluted weighted average shares	3,882,017	1,498,549	310,191	310,191	309,869

	December 31,
	2006	2005	2004	2003	2002

Securitized finance receivables, net	$27,447	$109,506	$115,165	$93,089	$-

Finance receivables, net	78,693	70,784	-	-	-

Receivables held for sale, net (a)	454	269	499	805	303,423

Retained interest / Beneficial interest in Master Trust	23,601	13,968	3,677	4,619	37,243

Total assets	225,424	266,994	150,930	130,093	426,630

Collateralized financings	32,368	122,293	132,257	102,234	-

Line of credit	49,500	51,500	-	-	-

Secured note payable	13,125	15,000	-	-	-

Subordinated debentures	7,700	7,700	-	-	-

Note payable - Coastal Credit purchase holdback	-	3,840	-	-	-

Creditor notes payable	1,392	1,461	11,445	17,087	-

Notes payable (a)	-	-	-	-	294,780

Term debt (a)	-	-	-	-	100,330

Total liabilities	117,506	213,633	159,232	133,076	437,320

Shareholder's equity (deficit)	107,918	53,361	(8,302)	(2,983)	(10,690)

(a)
As discussed in Item 1. Business, UAC filed for bankruptcy protection on October 31, 2002. From November 2002 through August 2003, UAC took several steps with the approval of the bankruptcy court: i. UAC sold a majority of the receivables held for sale and used the proceeds to pay in full the notes payable, secured by such receivables, ii. UAC discontinued originating loans and sold its servicing platform thus reducing operating expenses, and iii. the UAC bankruptcy plan of reorganization was approved and the UAC liabilities were converted to creditor notes payable.

(b)	The 2006 net income of $56.3 million includes income tax benefit of $39.0 million. This income tax benefit is a result of the removal of a majority of the deferred tax asset valuation allowance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

White River is an Indiana corporation incorporated on December 30, 2004, for the purpose of acting as a holding company and effecting a recapitalization transaction proposed by the board of directors of UAC

On August 9, 2005, the share exchange between White River and UAC became effective upon the filing of Articles of Share Exchange with the State of Indiana. The outstanding shares of common stock of UAC were exchanged for shares of common stock of White River, at an exchange rate of one share of White River common stock for 100 shares of UAC common stock. White River exchanged 310,155 shares of its common stock for the outstanding shares of UAC. On August 31, 2005, White River completed the acquisition of 100% of the ownership interest in Coastal Credit with an aggregate purchase price of $50.8 million, including direct costs of acquisition. $45.0 million was paid at closing and $3.8 million, net of a $1.2 million receivable from the previous owners, was held back (subject to offsetting adjustments) until March 31, 2006 and paid with interest at the rate of 10% per annum. Upon completion of these transactions, White River became the parent holding company of UAC and Coastal Credit.

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

To finance the securitized receivable acquisitions, collateralized financings were used, secured by the respective portfolios of the acquired receivables and related restricted cash accounts. Timely payments of principal and interest on the non-recourse collateralized financings are insured by surety policies. Such obligations are also cross-collateralized through the Master Trust Agreement. Net interest cash flows in excess of expense are payable to the Master Trust Account and expensed as charge to Master Trust, net.

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

The ultimate realization of the deferred tax asset depends on White River’s ability to generate sufficient taxable income in the future and their ability to not allow an ownership change to occur for tax purposes. The valuation allowance has been derived pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, and reduces the total deferred tax asset to an amount that will “more likely than not” be realized (see Note 14).

On August 31, 2005, White River acquired Coastal Credit, an established, profitable operating business within UAC’s historical line of business. With this acquisition, it is now likely that some of the deferred tax assts will be realized by White River. As part of the acquisition purchase accounting, the taxable income of Coastal Credit was estimated and partially offset by the taxable loss of UAC and corporate expenses of White River for the remainder of tax year 2005 and the following five years. The results of these estimates were a reduction in the valuation allowance of $4.7 million at August 31, 2005. This adjustment to the valuation allowance was offset by a reduction to goodwill as part of the purchase of Coastal Credit.

During 2006 White River continued to evaluate its future taxable income based on the successful integration of Coastal Credit and various other events that occurred during 2006. As a result of this evaluation, White River determined that it is “more likely than not” that the federal deferred tax assets will be realized resulting in the reversal of the corresponding valuation allowance. The reversal of the valuation allowance for the federal and state net operating loss carryforward contributed to the income tax benefit of $39.0 million for the twelve months ended December 31, 2006.

White River reviews the valuation allowance based on the estimated taxable income and will make adjustments as required. These future adjustments will be recorded as a component of income tax expense (benefit).

Results of Operations

Executive Summary

As a result of the share exchange, management’s discussion and analysis of results of operations include results of UAC and White River as though they always coexisted. With the acquisition of Coastal Credit on August 31, 2005, results of operations include results of Coastal Credit for the four months ended December 31, 2005 and year ended December 31, 2006.

The Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Net income was $56.3 million, or $14.51 per diluted share, for the year ended December 31, 2006, compared to $16.5 million, or $11.02 per diluted share, for the year ended December 31, 2005. The improvement from the prior year is primarily due to the following:

•	an income tax benefit of $39.0 million for 2006 primarily as a result of the removal of the majority of the deferred tax asset valuation allowance;

•	an increase in accretion income from beneficial interest in Master Trust;

•	12 months activity of Coastal Credit for 2006 as compared to four months activity in 2005.

The Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Net income was $16.5 million, or $11.02 per diluted share, for the year ended December 31, 2005, compared to net loss of $(7.3) million, or $(23.41) per diluted share, for the year ended December 31, 2004. The improvement from the prior year is primarily due to the following:

•	an increase in accretion income from beneficial interest in Master Trust,

•
elimination of a substantial portion of the accretion and interest expense from creditor notes payable resulting from the purchase by White River of general unsecured claims and Subordinated Notes of UAC,

•	the acquisition of Coastal Credit on August 31, 2005 contributed $2.4 million,

•	a one time gain of $11.4 million from extinguishment of debt related to the purchase by White River of general unsecured claims and Subordinated Notes of UAC.

Discussion of Results

The following table presents consolidating financial information for White River for the periods indicated:

For The Year Ended December 31, 2006	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$8,435	$29,065	$-	$37,500
Accretion and other interest	16,383	-	62	16,445

Total interest income	24,818	29,065	62	53,945

Interest expense	(4,805)	(5,308)	(1,707)	(11,820)

Net interest margin	20,013	23,757	(1,645)	42,125

Recovery (provision) for estimated credit losses	4,624	(4,660)	-	(36)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	24,637	19,097	(1,645)	42,089

OTHER REVENUES:
Charge to master trust—net	(14,853)	-	-	(14,853)
Gain (loss) from extinguishment of debt	(13,542)	-	12,018	(1,524)
Gain from deficiency sale and litigation settlement	7,924	-	-	7,924
Other income	494	(387)	-	107

Total other revenues (charges), net	(19,977)	(387)	12,018	(8,346)

OTHER EXPENSES:
Salaries and benefits	309	7,516	670	8,495
Operating expenses	890	3,383	1,643	5,916
Third party servicing expense	1,824	-	-	1,824
Bankruptcy costs	183	-	-	183

Total other expenses	3,206	10,899	2,313	16,418

Income before income taxes	1,454	7,811	8,060	17,325

Income tax benefit	-	-	38,993	38,993

Net income	$1,454	$7,811	$47,053	$56,318

For The Year Ended December 31, 2005	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$19,993	$8,810	$-	$28,803
Accretion and other interest	8,512	-	18	8,530

Total interest income	28,505	8,810	18	37,333

Interest expense	(12,939)	(1,545)	(720)	(15,204)

Net interest margin	15,566	7,265	(702)	22,129

Provision for estimated credit losses	3,078	(1,613)	-	1,465

Net interest margin (deficit) after provision for estimated credit losses	18,644	5,652	(702)	23,594

OTHER REVENUES:
Charge to master trust—net	(10,253)	-	-	(10,253)
Gain from extinguishment of debt	11,352	-	-	11,352
Gain from deficiency sale and litigation settlement	-	-	-	-
Other income	740	(85)	13	668

Total other revenues (charges), net	1,839	(85)	13	1,767

OTHER EXPENSES:
Salaries and benefits	353	2,056	53	2,462
Operating expenses	917	1,147	706	2,770
Third party servicing expense	3,323	-	-	3,323
Bankruptcy costs	296	-	-	296

Total other expenses	4,889	3,203	759	8,851

Income (loss) before income taxes	15,594	2,364	(1,448)	16,510

Income tax benefit	-	-	-	-

Net income (loss)	$15,594	$2,364	$(1,448)	$16,510

For The Year Ended December 31, 2004	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$12,985	$-	$-	$12,985
Accretion and other interest	1,028	-	-	1,028

Total interest income	14,013	-	-	14,013

Interest expense	(13,108)	-	-	(13,108)

Net interest margin	905	-	-	905

Provision for estimated credit losses	(11,025)	-	-	(11,025)

Net interest deficit after provision for estimated credit losses	(10,120)	-	-	(10,120)

OTHER REVENUES:
Credit to master trust—net	4,485	-	-	4,485
Gain from extinguishment of debt	-	-	-	-
Gain from deficiency sale and litigation settlement	-	-	-	-
Other income	2,934	-	-	2,934

Total other revenues, net	7,419	-	-	7,419

OTHER EXPENSES:
Salaries and benefits	434	-	-	434
Operating expenses	1,126	-	-	1,126
Third party servicing expense	2,344	-	-	2,344
Bankruptcy costs	657	-	-	657

Total other expenses	4,561	-	-	4,561

Loss before income taxes	(7,262)	-	-	(7,262)

Income tax benefit	-	-	-	-

Net loss	$(7,262)	$-	$-	$(7,262)

The Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005 - Consolidated

Interest on receivables increased 30.2% to $37.5 million compared to $28.8 million for the years ended December 31, 2006 and 2005, respectively. Coastal Credit contributed $20.3 million to the increase as a result of a complete year of activity during 2006 compared to four months of activity during 2005 with the acquisition of Coastal Credit on August 31, 2005. Interest on receivables from UAC declined $11.6 million due to a smaller average securitized finance receivable balance of $64.7 million during the year ended December 31, 2006 as compared to $143.5 million during the year ended December 31, 2005 from the liquidation of securitization receivables.

Accretion and other interest increased 92.8% to $16.4 million compared to $8.5 million for the years ended December 31, 2006 and 2005, respectively. This increase is a result from an increase in accretion from accumulated other comprehensive income of the beneficial interest in Master Trust. This accumulated other comprehensive income is accreted over time based on the timing of projected cash receipts from the Master Trust. As projected cash receipts increase so does the interest income from the accretion of accumulated other comprehensive income. The individual components of accretion and other interest income are shown in the following table (in thousands):

	Years Ended December 31,
	2006	2005

UAC discount accretion for beneficial interest in Master Trust	$15,538	$7,696
Interest on restricted cash balances	907	834

UAC accretion and other interest income	$16,445	$8,530

Interest expense decreased 22.3% to $11.8 million compared to $15.2 million for the years ended December 31, 2006 and 2005, respectively. Coastal Credit interest expense was $5.3 million for the year ended December 31, 2006 as compared to $1.5 million for the four months ended December 31, 2005 since its acquisition on August 31, 2005. UAC interest expense decreased by $8.1 million due to the decrease in interest expense and accretion expense from the UAC creditor notes payable that were acquired by White River and, to a greater extent, the decrease in the average collateralized financings of $70.0 million during the year ended December 31, 2006 compared to $152.8 million during the same period ended December 31, 2005. Interest expense of Corporate and Other was $1.7 million and $0.7 million for the years ended December 31, 2006 and 2005, respectively. This increase is primarily a result of interest from the secured note payable that was outstanding for only four months during 2005 compared to the entire year of 2006.

Recovery (provision) for estimated credit losses was a provision of $(36,000) compared to a recovery of $1.5 million for the years ended December 31, 2006 and 2005, respectively. Provision for estimated credit losses is charged to income to bring Coastal Credit’s allowance for estimated credit losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. For Coastal Credit, the provision for estimated credit losses was $(4.7) million for the year ended December 31, 2006 as compared to $(1.6) million for the four months ended December 31, 2005. UAC recorded recovery for estimated credit losses of $4.6 million compared to $3.1 million for the years ended December 31, 2006 and 2005, respectively. This change in recovery for estimated credit losses is due to stronger than projected cash flows from recoveries on defaulted receivables during 2006. In addition, as the receivable balances continues to liquidate a smaller reserve is required and thus less provision expense is recognized.

The charge to Master Trust, net was a $14.9 million charge for the year ended December 31, 2006 compared to a $10.3 million credit for the year ended December 31, 2005. Charge to Master Trust is expense related to future transfers of funds to the Master Trust from securitized finance receivables of UAC. The $4.6 million increase in charge to Master Trust is related to sale of deficiency receivables, the sale of receivables that filed for Chapter 13 bankrupt protection, and the funds received from the settlement with SST which were allocated by securitization pool and recorded as other income.

Gain (loss) from extinguishment of debt was a loss of $(1.5) million for the year ended December 31, 2006 compared to a gain of $11.4 million for the year ended December 31, 2005. The loss during 2006 is related to the SST settlement distribution White River paid to UAC creditors who sold their general unsecured claims and Subordinated Notes during 2005. The gain during 2005 is related to the purchase by White River of a portion of UAC’s general unsecured claims and Subordinated Notes.

Gain from deficiency sale and litigation settlement was $7.9 million for the year ended December 31, 2006. This gain is the result of the UAC sale of deficiency receivables, the sale of receivables that filed Chapter 13 bankruptcy protection, and the funds received from the settlement with SST.

Other income was $0.1 million compared to $0.7 million for the years ended December 31, 2006 and 2005, respectively. Other income is primarily the result of refunds of dealer rebates from charged-off and prepaid finance contracts and amounts collected on previously charged-off balances net of expenses.

Salaries and benefits increased to $8.5 million for the year ended December 31, 2006 compared to $2.5 million for the year ended December 31, 2005. Coastal Credit contributed $5.5 million to this increase primarily since Coastal Credit was acquired on August 31, 2005 resulting in only four months of activity being recorded during 2005. There was no significant change in salaries and benefits for UAC during these periods. Corporate and Other contributed $0.6 million to the increase in salaries and benefits.

Operating expenses increased to $5.9 million for the year ended December 31, 2006 compared to $2.8 million for the year ended December 31, 2005. Coastal Credit contributed $2.2 million to this increase primarily since Coastal Credit was acquired on August 31, 2005 resulting in only four months of activity being recorded during 2005. UAC operating expenses remained relatively unchanged between these periods. Corporate and Other contributed $0.9 million to the increase in operating expense between these periods. These Corporate and Other expenses were primarily professional fees.

Third party servicing expenses decreased 45.1% to $1.8 million for the year ended December 31, 2006 compared to $3.3 million for the year ended December 31, 2005. UAC is the only segment that incurs this expense. This decrease is the result of the ongoing liquidation of the UAC receivable portfolio during 2006. UAC pays a monthly servicing fee per active receivable. As the number of receivables decreased as the result of the liquidation of receivables, the third party servicing expenses decreased.

Bankruptcy costs are professional fees and expenses associated with the bankruptcy proceedings of UAC. These costs were $0.2 million and $0.3 million for the years ended December 31, 2006 and 2005, respectively. UAC is the only segment that incurs these costs which were for the purpose of assisting the reorganized company in complying with its bankruptcy plan. Future bankruptcy costs will be eliminated with the closure of the bankruptcy case on January 5, 2007.

Income tax benefit was $39.0 million for the year ended December 31, 2006. Prior to 2006, any income tax provision (benefit) in the year was offset by an increase (decrease) in the valuation allowance against deferred tax assets. As of December 31, 2006, White River had federal net operating loss carryforwards for income tax purposes of $102.1 million. Net operating losses may be carried forward up to 20 years for federal income tax purposes. White River’s earliest net operating losses available for carryforward were generated in the tax year ended June 30, 2003, and will expire if not used prior to the tax year ending December 31, 2022. With the acquisition of Coastal Credit on August 31, 2005, White River has a historically profitable subsidiary that will enable White River to recognize a portion of the net operating loss (“NOL”) carryforwards.

During 2006 White River continued to evaluate its future taxable income based on the successful integration of Coastal Credit and various other items that occurred during 2006. This evaluation determined that it is “more likely than not” that the federal deferred tax assets will be realized resulting in the reversal of the corresponding valuation allowance. The reversal of the valuation allowance for the federal and state net operating loss carryforward contributed to the income tax benefit of $39.0 million for the year ended December 31, 2006.

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

Accretion and other interest increased 729.8% to $8.5 million compared to $1.0 million for the years ended December 31, 2005 and 2004, respectively. UAC contributed $7.5 million to this increase from an increase in accretion income of the beneficial interest in Master Trust. The fair value of beneficial interest in Master Trust increased between the periods primarily as a result of reductions in estimated securitized finance receivable net losses. As an increase in the fair value of beneficial interest in Master Trust is recorded, an adjustment is recorded to increase accumulated other comprehensive income in the shareholders’ equity section of the consolidated balance sheet. The accumulated other comprehensive income is accreted over time as interest income resulting in an increase in accretion income. The individual components of accretion and other interest income are shown in the following table (in thousands):

	2005	2004

UAC discount accretion for beneficial interest in Master Trust	$7,696	$757
Interest on restricted cash balances	834	271

UAC accretion and other interest income	$8,530	$1,028

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

Financial Condition as of December 31, 2006 and 2005

Securitized Finance Receivables, Net

Securitized finance receivables, net balance is 74.9% less at December 31, 2006, $27.4 million, compared to December 31, 2005, $109.5 million. This decrease is attributable to the normal runoff of the portfolio and the collateralized financing for securitization 2003-A which was paid in full during the first quarter of 2006. At that time, the 2003-A receivables were released from collateral arrangements and, accordingly, are recorded in subsequent periods as receivables held for investment, net. The principal balances of the securitized finance receivables, net and the off-balance sheet securitization portfolios are summarized in the following table (in thousands):

	December 31,
	2006	2005
Securitized Finance Receivables (1)
2003-A	$-	$4,167
2004-A1	414	3,795
2004-A2	637	4,712
2004-B	855	5,356
2004-C	3,424	16,837
2005-A	4,913	19,042
2005-B	7,227	25,405
2005-C	11,330	35,717
	28,800	115,031

Off-Balance Sheet Securitizations
2001-B	4,719	12,743
2001-C	14,070	35,009
2002-A	14,530	34,548
	33,319	82,300

Total Portfolios	$62,119	$197,331

(1) On-balance sheet portfolios held by UAC Securitization Corporation as collateral for non-recourse asset-backed notes.

Finance Receivables, Net

Finance receivables, net increased to $78.7 million at December 31, 2006 as compared to $70.8 million at December 31, 2005. Finance receivables, net generally have original terms ranging from 32 to 48 months and are secured by the related vehicles.

A significant number of contracts acquired by Coastal Credit are contracts made with borrowers who are in the United States military. As of December 31, 2006 32.6% of the Coastal Credit Receivables were with borrowers who are in the United State military as compared to 38.1% as of December 31, 2005. Coastal Credit believes that having in the portfolio a significant percentage of contracts for which the borrowers are United States military personnel contributes to lower payment delinquency and greater collection personnel efficiencies. Coastal Credit requests that all borrowers who are in the military use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower. Delinquency of payments on contracts paid by allotment historically has been less than delinquency of payments on contracts not paid by allotment. As a result, the collection effort associated with the military contracts requires substantially less time, allowing Coastal Credit’s collection staff to focus on an increasing number of non-military contracts. Throughout 2006, the percentage of contracts made with borrowers who are in the United States military has declined due to the deployment of troops abroad. Until these deployments are reduced, it is likely that Coastal Credit will continue to see a decline in contracts with military personnel.

As of December 31, 2006, Coastal Credit’s finance receivables consisted exclusively of contracts acquired by Coastal Credit without credit recourse to the dealer. Although all the contracts in Coastal Credit’s portfolio were acquired without credit recourse, each dealer remains liable to Coastal Credit for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

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

Beneficial Interest in Master Trust

Beneficial interest in Master Trust increased to $23.6 million at December 31, 2006 compared to $14.0 million at December 31, 2005. UAC used a 15% discount rate to value the beneficial interest in Master Trust as of December 31, 2006 and 2005. Over time, the time value effects of the discount rate to the beneficial interest in Master Trust are diminished and results in an increase in this balance. The increase in beneficial interest in Master Trust is also the result of the accretion of this discount during 2006 and to a lesser extent the better than projected results of net losses during the year. See Note 6 of Item 8, Financial Statements and Supplementary Data.

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

Collateralized Financings

Collateralized financings were $32.4 million at December 31, 2006, compared to $122.3 million at December 31, 2005. The decrease was the result of principal payments to note holders that correspond to the principal reduction of securitized finance receivable, net.

Accrued Interest Payable

Accrued interest payable was $1.2 million at December 31, 2006, compared to $2.1 million at December 31, 2005. The decrease was the result of (i) the extinguishment of debt, for accounting purposes, in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, when White River purchased a portion of UAC’s general unsecured claims during 2006 and (ii) the continued repayment of interest and reduced level of debt of White River and its subsidiaries.

Creditor Notes Payable

Creditor notes payable was $1.4 million at December 31, 2006, compared to $1.5 million at December 31, 2005. The decrease was the result of (i) the extinguishment of debt, for accounting purposes, in accordance with SFAS No. 140 when White River purchased a portion of UAC’s general unsecured claims and (ii) continued repayment of principal in accordance with the bankruptcy plan partially offset by the accretion, and thus of the valuation discount.

Contractual Obligations

The following table represents the estimated future contractual obligations of White River and its subsidiaries (in thousands). The long term debt obligations represent the estimated principal and interest obligations related to collateralized financing, line of credit, secured note payable, subordinated debentures and creditor notes payable. The future obligations for the line of credit assumes the line of credit balance at December 31, 2006 remains constant through the remaining term of the agreement and monthly interest and fees are calculated using this balance for purposes of creating the following table. Amounts due to Master Trust are excluded from the following table since funds from the Master Trust are returned to UAC.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Long-term debt obligations
Coastal Credit (1)	$71,196	$5,076	$66,120	$-	$-
UAC	35,179	30,785	4,394	-	-
White River	15,771	5,010	8,810	1,951	-
Total long-term debt obligations	122,146	40,871	79,324	1,951	-
Operating lease obligations	1,254	533	700	21	-

Total	$123,400	$41,404	$80,024	$1,972	$-

(1)	Effective January 1, 2007, the line of credit obligation was extended two years from December 31, 2009 to December 31, 2011.

Liquidity and Capital Resources for the Years Ended December 31, 2006 and 2005

Net cash provided by operating activities was $6.0 million for the year ended December 31, 2006 compared to net cash used by operating activities of $(0.3) million for the year ended December 31, 2005. The change in net cash provided by (used in) operating activities was primarily from net income activity during the periods.

Net cash provided by investing activities was $88.2 million for the year ended December 31, 2006 compared to net cash used in investing activities of $(28.5) million for the year ended December 31, 2005. Included in the net cash used in investing activities for the year ended December 31, 2005 was $41.8 million related to the acquisition of Coastal Credit, including direct acquisition costs, the purchase and subsequent collection of securitized finance receivables and finance receivables and $149.3 million related to the purchase of securitized finance receivables, neither of which occurred during 2006.

Net cash used in financing activities was $(94.2) million for the year ended December 31, 2006 compared to net cash provided by financing activities of $31.9 million for the year ended December 31, 2005. Net cash used in financing activities for the year ended December 31, 2006 primarily resulted from net principal payment on UAC collateralized financings of $89.9 million, the net decrease in the line of credit of $2.0 million, and principal payments on secured notes payable of $1.9 million. Net cash flows provided by financing activities for the year ended December 31, 2005 primarily resulted from the completion of the $35.0 million subscription offering of White River, the issuance of a $15.0 million secured note payable and net collateralized financing activities during the period.

At December 31, 2006, White River and its subsidiaries had cash and cash equivalents of $7.0 million compared to $6.9 million at December 31, 2005. White River and its subsidiaries have ongoing cash flow requirements to support their operations.

Coastal Credit has a revolving credit facility from a lending institution with a maximum borrowing limit of $100 million. This facility increased from $80 million during July 2006. The maturity date is December 31, 2009. As of December 31, 2006, Coastal Credit had $49.5 million of indebtedness outstanding under this facility as compared to $51.5 million as of December 31, 2005. There was $20.6 million and $12.5 million available in excess of the amount utilized at December 31, 2006 and 2005, respectively. The credit facility is secured by substantially all of the assets of Coastal Credit. In addition, White River has provided an unconditional corporate guaranty. Coastal Credit must maintain specified financial ratios within guidelines established by the lender. Interest is paid monthly at a variable rate, based on meeting certain financial criteria. The rate was the London Interbank Offered Rate (“LIBOR”) plus 2.85% (8.20% and 7.14% at December 31, 2006 and 2005, respectively). There is an annual commitment fee of 1/8 of 1% on the average daily unused commitment. In the event of a significant pay down or an earlier retirement of the revolver commitment, Coastal Credit would sustain certain prepayment penalties. This facility limits distributions Coastal Credit may make to White River to 50% of Coastal Credit’s net income in addition to permitted payments on subordinated debt (including White River debt guaranteed by Coastal Credit.) Effective January 1, 2007 the line of credit was extended to December 31, 2011. In addition the interest rate was reduced to LIBOR plus 2.60%.

Coastal Credit has $7.7 million in subordinated debentures outstanding at December 31, 2006 and 2005. Interest on the notes is payable quarterly at a fixed rate of interest of 12% per annum. At December 31, 2006 and 2005, approximately 43% of the holders of subordinated debentures were related parties. All of the subordinated debt matures during 2008 and is subordinated to the line of credit and White River’s secured note payable.

UAC’s sources of liquidity are limited and consist of cash on hand, escrowed cash for operations, funds from consolidated operations and distributions from the Master Trust. UAC's beneficial interest in Master Trust reflected on the balance sheet reflects the discounted value of projected cash flows that UAC expects to receive from its outstanding securitizations and non-recourse financings of its portfolios of auto finance receivables. White River, as owner of the substantial majority of UAC's notes and claims outstanding under the Plan of Reorganization, is entitled to distribution of the substantial majority of these cash flows as they are realized by UAC. However, the realization of such projected cash flows is dependent upon the performance of the underlying auto receivable portfolios and the effective servicing of such receivables. In particular, if gross defaults, recoveries on defaulted receivables or prepayments on such receivables are less favorable than the rates projected by management, UAC's realization of such cash flows will be reduced or delayed relative to such projections. Such reduction may be material. Within the first two quarters of 2007, it is anticipated that the cash releases from the Master Trust will be in excess of $15 million as a result of the reduction of the cash collateral required minimum balances.

White River had outstanding $13.1 million and $15.0 million in a secured note at December 31, 2006 and 2005, respectively. Interest on the note is payable quarterly in arrears at a fixed rate of 10.75% per annum. The secured note payable is secured by White River’s ownership interest in Coastal Credit and is guaranteed by Coastal Credit, but subordinate to the revolving credit facility of Coastal Credit. Principal is payable in quarterly installments of $937,500 which began July 1, 2006. Prepayment of the note is allowed beginning September 1, 2007. There is a 2% prepayment penalty if prepayment occurs between September 1, 2007 and August 30, 2008. This prepayment is 1% if prepayment occurs between September 1, 2008 and August 30, 2009. There is no penalty if the prepayment occurs after August 30, 2009.

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

Securitized Finance Receivables

Selected information about active UAC securitizations (dollars in thousands):

Current Transaction	Initial Transaction	Original Amount of Initial Transaction	Remaining Balance at December 31, 2006	Remaining Balance as a Percentage of Original Amount	Net Loss Incurred to Original Amount at December 31, 2006

On Balance Sheet Securitized Finance Receivables:
2004-A1	1999-C	$364,792	$414	0.11%	9.33%
2004-A2	1999-D	302,693	637	0.21%	10.83%
2004-B	2000-A	282,721	855	0.30%	8.91%
2004-C	2000-B	534,294	3,424	0.64%	11.44%
2005-A	2000-C	499,999	4,913	0.98%	9.48%
2005-B	2000-D	510,000	7,227	1.42%	10.07%
2005-C	2001-A	573,000	11,330	1.98%	9.20%
		3,067,499	28,800

Off Balance Sheet Securitized Finance Receivables:
2001-B		150,002	4,719	3.15%	7.33%
2001-C		330,000	14,070	4.26%	6.84%
2002-A		300,000	14,530	4.84%	4.95%
		780,002	33,319

Total		$3,847,501	$62,119	1.61%	8.61%

Securitized finance receivables displayed seasonal trends with decreases in delinquency and net losses during the period January to May 2006. Increases in delinquency and net losses occurred during the period June to December 2006. Management believes the increase in net losses is generally from seasonal trends. While a portion of the increase in the percentage of delinquencies are also from seasonal trends, the effect of the total receivable principal decline is contributing to the increase in the percentage delinquencies. See “Discussion of Forward-Looking Statements.”

Delinquency experience of securitized finance receivables at UAC (in thousands):

	December 31, 2006	December 31, 2005

Securitized finance receivables principal balance	$28,800	$115,031

Delinquencies:
30-59 days	2,812	7,703
60-89 days	748	2,390
90+ days	419	1,271
Total delinquencies	$3,979	$11,364

Delinquencies as a percentage of securitized finance receivables	13.8%	9.9%

Off-balance sheet finance receivables principal balance	$33,319	$82,300

Delinquencies:
30-59 days	1,929	2,737
60-89 days	544	859
90+ days	220	553
Total delinquencies	$2,693	$4,149

Delinquencies as a percentage of securitized finance receivables	8.1%	5.0%

Provisions are made for estimated net credit losses of securitized finance receivables in conjunction with each repurchase of an off-balance sheet securitization. The cumulative credit loss assumptions used for the pools of receivables repurchased ranged from 8.91% to 11.44% as of December 31, 2006 (this range excludes the 2003-A securitization receivables), compared to a range of 7.34% to 11.87% as of December 31, 2005. See “Discussion of Forward-Looking Statements.”

On June 9, 2006, UAC sold receivables in Chapter 13 bankruptcy status from its portfolio to an unrelated third party. These accounts had a combined secured and unsecured receivable balance of approximately $10.6 million which, on each account, was previously charged off to a book value of zero during the Chapter 13 bankruptcy process. Payments received from these accounts were treated as recoveries. Therefore, the sale of these accounts will, in conjunction with seasonal trends, result in a reduction of recovery for estimated credit losses in subsequent periods.

Allowance for loan losses of securitized finance receivables at UAC ($ in thousands):

	Years Ended December 31,
	2006	2005

Balance at the beginning of period	$6,503	$11,722
Allowance at purchase	-	5,163
Charge-offs	(9,189)	(21,637)
Recoveries	8,927	14,333
Provision (recovery) for estimated credit losses	(4,624)	(3,078)

Balance at the end of the period	$1,617	$6,503

Net charge offs (recoveries)	$262	$7,304
Securitized finance receivables	$28,800	$115,031

Allowance for loan losses as a percent of securitized finance receivables	5.61%	5.65%

Net charge offs (recoveries) as a percent of securitized finance receivables	0.91%	6.35%

Allowance for loan losses as a percent of net charge offs	617.18%	89.03%

Finance Receivables

Delinquency experience of finance receivables at Coastal Credit, including unearned interest ($ in thousands):

	December 31,
	2006	2005

Finance receivables - gross balance	$104,399	$97,820

Delinquencies:
30-59 days	1,261	1,124
60-89 days	898	768
90+ days	1,208	878
Total delinquencies	$3,367	$2,770

Delinquencies as a percentage of finance receivables - gross balance	3.2%	2.8%

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

Allowance for loan losses of finance receivables ($ in thousands):

	Year Ended December 31, 2006	Four Months Ended December 31, 2005

Balance at beginning of period	$6,031	$5,200
Charge-offs, net of recoveries (1)	(4,997)	(782)
Provision for estimated credit losses	4,660	1,613

Balance at the end of the period	$5,694	$6,031

Net charge offs	$4,997	$782
Finance receivables, net of unearned finance charges	$95,825	$87,952

Allowance for loan losses as a percent of finance receivables, net of unearned finance charges	5.94%	6.86%

Net charge offs as a percent of finance receivables, net of unearned finance charges (annualized for the four months ended December 31, 2005)	5.21%	2.67%

Allowance for loan losses as a percent of net charge offs (annualized for the four months ended December 31, 2005)	113.95%	257.08%

(1)	Charge-offs do not include $0.9 million of loans subject to SOP 03-3 that were charged off and attributable to the non-accretable discount during the four months ended December 31, 2005.

Discussion of Forward-Looking Statements

The preceding Management’s Discussion and Analysis contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Forward-looking statements are also made elsewhere in this report. White River publishes other forward-looking statements from time to time. Statements that are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are intended to identify forward-looking statements. We caution you to be aware of the speculative nature of “forward-looking statements.” Although these statements reflect White River’s good faith belief based on current expectations, estimates and projections about (among other things) the industry and the markets in which White River operates, they are not guarantees of future performance. Whether actual results will conform to management’s expectations and predictions is subject to a number of known and unknown risks and uncertainties, including:

•	the risks and uncertainties discussed in this Annual Report on Form 10-K;
•	general economic, market, or business conditions;
•	changes in interest rates, the cost of funds, and demand for White River’s financial services;
•	changes in White River’s competitive position;
•	White River’s ability to manage growth;
•	the opportunities that may be presented to and pursued by White River;
•	competitive actions by other companies;
•	changes in laws or regulations;
•	changes in the policies of federal or state regulators and agencies; and
•	other circumstances, many of which are beyond White River’s control.

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

The line of credit bears interest at the London Interbank Offered Rate (“LIBOR”) plus 2.85%, which was 8.20% and 7.14% per annum at December 31, 2006 and 2005, respectively, and has a maturity date of December 31, 2009. On January 2, 2007 the line of credit maturity date was extended to December 31, 2011 and the interest rate was reduced to LIBOR plus 2.60%. Interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. The line of credit had $49.5 million and $51.5 million outstanding at December 31, 2006 and 2005, respectively. Holding other variables constant, a one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $0.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
White River Capital, Inc.
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of White River Capital, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of White River Capital, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
March 15, 2007

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS	December 31, 2006	December 31, 2005

Cash and cash equivalents	$6,958	$6,878
Restricted cash	13,618	22,739
Securitized finance receivables—net	27,447	109,506
Finance receivables—net	78,693	70,784
Beneficial interest in Master Trust	23,601	13,968
Goodwill	34,698	35,097
Deferred tax assets—net	38,189	4,707
Other assets	2,220	3,315

TOTAL	$225,424	$266,994

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Collateralized financing	$32,368	$122,293
Line of credit	49,500	51,500
Secured note payable	13,125	15,000
Subordinated debentures	7,700	7,700
Note payable - Coastal Credit purchase holdback	-	3,840
Accrued interest	1,169	2,131
Amounts due to Master Trust	8,400	7,417
Creditor notes payable	1,392	1,461
Other payables and accrued expenses	3,852	2,291

Total liabilities	117,506	213,633

SHAREHOLDERS’ EQUITY:
Preferred Stock, without par value, authorized
3,000,000 shares; none issued and outstanding	-	-
Common Stock, without par value, authorized
20,000,000 shares; 3,813,155 and 3,810,155
issued and outstanding at December 31, 2006 and
2005, respectively	179,594	179,157
Warrants, 150,000 outstanding at December 31, 2006 and 2005	534	534
Accumulated other comprehensive income, net of taxes	11,107	13,305
Accumulated deficit	(83,317)	(139,635)

Total shareholders’ equity	107,918	53,361

TOTAL	$225,424	$266,994

See notes to consolidated financial statements.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
INTEREST:
Interest on receivables	$37,500	$28,803	$12,985
Accretion and other interest	16,445	8,530	1,028

Total interest income	53,945	37,333	14,013

Interest expense	(11,820)	(15,204)	(13,108)

Net interest margin	42,125	22,129	905

Recovery (provision) for estimated credit losses	(36)	1,465	(11,025)

Net interest margin (deficiency) after recovery (provision) for estimated credit losses	42,089	23,594	(10,120)

OTHER REVENUES:
Charge to Master Trust—net	(14,853)	(10,253)	4,485
Gain (loss) from extinguishment of debt	(1,524)	11,352	-
Gain from deficiency sale and litigation settlement	7,924	-	-
Other income	107	668	2,934

Total other revenues (charges), net	(8,346)	1,767	7,419

OTHER EXPENSES:
Salaries and benefits	8,495	2,462	434
Third party servicing expense	1,824	3,323	2,344
Other operating expenses	5,916	2,770	1,126
Bankruptcy costs	183	296	657

Total other expenses	16,418	8,851	4,561

INCOME (LOSS) BEFORE INCOME TAXES	17,325	16,510	(7,262)

INCOME TAX BENEFIT	38,993	-	-

NET INCOME (LOSS)	$56,318	$16,510	$(7,262)

NET INCOME (LOSS) PER COMMON SHARE (BASIC)	$14.77	$11.08	$(23.41)

NET INCOME (LOSS) PER COMMON SHARE (DILUTED)	$14.51	$11.02	$(23.41)

BASIC WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	3,813,073	1,489,607	310,191

DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	3,882,017	1,498,549	310,191

See notes to consolidated financial statements.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands)

	Number of			Accumulated		Total
	Common			Other		Shareholders’
	Shares	Common		Comprehensive	Accumulated	Equity
	Outstanding	Stock	Warrants	Income (Loss)	Deficit	(Deficit)

BALANCE—January 1, 2004	310,191	$145,900	$-	$-	$(148,883)	$(2,983)

Comprehensive loss:
Net loss					(7,262)	(7,262)
Net unrealized gain on beneficial interest in Master Trust				1,943		1,943

Total comprehensive income						(5,319)

BALANCE—December 31, 2004	310,191	145,900	-	1,943	(156,145)	(8,302)

Comprehensive loss:
Net income					16,510	16,510
Net unrealized gain on beneficial interest in Master Trust				11,362		11,362

Total comprehensive income						27,872

UAC fractional shares adjustment as a result of share exchange	(36)

Issuance of warrants			534			534

Issuance of common stock, net of costs of $1,743	3,500,000	33,257				33,257

BALANCE—December 31, 2005	3,810,155	179,157	534	13,305	(139,635)	53,361

Comprehensive loss:
Net income					56,318	56,318
Net unrealized gain on beneficial interest in Master Trust				4,186		4,186
Tax effect of OCI				(6,384)		(6,384)

Total comprehensive income						54,120

Stock-based compensation expense	3,000	437				437

BALANCE—December 31, 2006	3,813,155	$179,594	$534	$11,107	$(83,317)	$107,918

See notes to consolidated financial statements.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$56,318	$16,510	$(7,262)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of beneficial interest in Master Trust	(15,538)	(7,696)	(756)
Provision (recovery) for estimated credit losses	36	(1,465)	11,025
Amortization and depreciation	462	181	28
Amortization of discount and interest accrued on creditor notes payable	664	5,171	8,642
Loss (gain) from extinguishment of debt	1,524	(11,352)	-
Deferred income taxes	(39,866)	-	-
Stock based compensation expense	437	-	-
Changes in assets and liabilities:
Accrued interest receivable and other assets	2,306	3,170	2,725
Amounts due to Master Trust	983	777	(2,032)
Payment of creditor notes payable accrued interest	(993)	(6,390)	(849)
Other payables and accrued expenses	(291)	752	(1,706)
Net cash provided by (used in) operating activities	6,042	(342)	9,815

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Coastal Credit, LLC, net of cash acquired	(3,840)	(41,804)	-
Purchase of securitized finance receivables	-	(149,333)	(138,935)
Principal collections and recoveries on securitized finance receivables	82,815	156,746	104,974
Purchase of finance receivables	(61,317)	(18,204)	-
Collections on finance receivables	48,748	14,562	-
Principal collections and recoveries on receivables held for investment	3,055	-	-
Collections on beneficial interest in Master Trust	9,872	8,767	3,641
Proceeds from sale of equipment	-	42	-
Change in restricted cash	9,121	791	(5,866)
Capital expenditures	(228)	(32)	(11)
Net cash provided by (used in) investing activities	88,226	(28,465)	(36,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of costs	-	33,524	-
Proceeds from collateralized financings	-	153,359	136,671
Principal payments on collateralized financings	(89,925)	(163,323)	(106,648)
Proceeds from secured note payable	-	15,000	-
Principal payments on secured note payable	(1,875)	-	-
Principal payments on creditor notes payable	(388)	(3,460)	(8,557)
Net decrease in line of credit	(2,000)	(2,000)	-
Payment of debt issuance costs related to secured note payable	-	(210)	-
Proceeds from notes payable to Castle Creek	-	2,375	-
Principal payments on notes payable to Castle Creek	-	(2,375)	-
Principal payments on subordinated debentures	-	(950)	-
Net cash provided by (used in) financing activities	(94,188)	31,940	21,466

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	80	3,133	(4,916)
CASH AND CASH EQUIVALENTS—Beginning of year	6,878	3,745	8,661
CASH AND CASH EQUIVALENTS—End of year	$6,958	$6,878	$3,745

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax refunds	$2	$73	$83
Interest paid	$10,681	$12,651	$4,906
Non cash items:
Issuance of warrants	$-	$534	$-
Transfer of securitized finance receivables—net to other assets after the collateralized financing for securitization 2003-A was paid in full	$2,771	$-	$-
Receivable recognition in other assets of beneficial interest in Master Trust distribution	$268	$-	$-

See notes to consolidated financial statements.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1. GENERAL DISCUSSION

White River Capital, Inc. (“White River”) is a holding company for specialized indirect auto finance businesses, with two principal operating subsidiaries, Coastal Credit LLC (“Coastal Credit”) and Union Acceptance Company LLC (“UAC”). Coastal Credit based in Virginia Beach, Virginia, is a specialized subprime auto finance company engaged in acquiring subprime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks. Coastal Credit then services the receivables it acquires. Coastal Credit operates in 22 states through 16 offices. UAC, based in Indianapolis, Indiana, holds and oversees its portfolio of approximately $62.6 million in non-prime auto receivables, as of December 31, 2006. Its portfolio is held approximately 53.2% in off-balance sheet securitizations, 46.0% through subsidiary non-recourse financings and 0.8% directly or by subsidiaries not subject to financing. UAC operates under a confirmed Second Amended and Restated Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Plan”) under which net proceeds from its beneficial interest in Master Trust and other bankruptcy estate assets must be paid to creditors holding notes and claims under the plan. During 2005 and 2006, White River purchased and owns directly approximately 90% of such notes and claims. On January 5, 2007, the U.S. Bankruptcy Court for the Southern District of Indiana issued a final decree and closed UAC’s Chapter 11 bankruptcy case.

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

On February 15, 2005, UAC, White River, and the Plan Committee representing the UAC creditors under the Plan of Reorganization entered into a memorandum of understanding providing for the proposed buyout of the remaining outstanding UAC Senior Notes, Subordinated Notes and Accrual Notes payable. This agreement stipulated that White River, as the proposed parent of UAC, would offer to pay 100% of the principal value of the Senior Notes and 13% of the face value of the Subordinated Notes for the tender of these notes and their accompanying Accrual Notes to White River. Additional amounts were required to be paid by White River to the former Subordinated Note holders in the future if certain prescribed events occurred including but not limited to recovery by UAC on a particular unresolved pending claim. (The pending claim was resolved during September 2006 and additional amounts were paid to holders that had sold their notes to White River during 2005.) This purchase offer was accepted by 100% of the Senior Note holders and holders of 89.1% of the Subordinated Notes in February 2005. During June 2005, the Senior Notes of UAC were purchased by White River and simultaneously paid in full and White River completed the buyout of 89.1% of the Subordinated Notes of UAC using bridge funding provided by Castle Creek Capital Partners Fund IIa, LP and Castle Creek Capital Partners Fund IIb, LP (collectively the “Funds”). During September 2005, White River concluded its offer to purchase claims from the general unsecured creditors of UAC. White River acquired approximately 57.3% of the general unsecured claims of UAC as a result of this offer.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, UAC’s carrying value for the portion of the creditor notes payable owned by White River was netted against the amount paid by White River for the creditor notes resulting in a net gain from extinguishment of debt of $11.4 million.

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

For purposes of the consolidated financial statements and in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), the form of the Share Exchange points to UAC as the predecessor to White River. Therefore, the consolidated financial statements include results of UAC and White River as though they always coexisted.

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

In connection with UAC’s Plan of Reorganization and distributions and as a result of White River’s purchase of the majority of UAC’s general unsecured claims and Subordinated Notes, UAC’s creditor notes payable principle amounts (in thousands) are as follows at:

	December 31, 2006			December 31, 2005
		Contractual			Contractual
		Remaining	Total		Remaining	Total
		Debt Not	Contractual		Debt Not	Contractual
	Carrying	Owned by	Remaining	Carrying	Owned by	Remaining
	Value	White River	Debt	Value	White River	Debt
Restructured debt:
Class 2A general unsecured claims	$-	$-	$956	$164	$405	$1,330
Restructured senior notes	-	-	-	-	-	-
Restructured subordinated notes	1,391	4,394	40,427	1,296	5,041	46,383
Senior accrual notes	-	-	4,106	-	-	4,106
Subordinated accrual notes	1	431	3,964	1	431	3,964

Total creditor notes payable	$1,392	$4,825	$49,453	$1,461	$5,877	$55,783

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

In connection with the sale of the servicing platform and related assets to Systems & Services Technologies, Inc. (“SST”), UAC and its subsidiaries entered into various amendments to the trust and servicing agreements, indentures and various other agreements related to UAC’s outstanding securitizations. In addition, UAC entered into an agreement with the surety provider to establish a Master Trust Account and to effectively cross collateralize the outstanding securitizations (“Master Trust Agreement”). These agreements generally provided for the following:

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

On January 5, 2007, the U.S. Bankruptcy Court for the Southern District of Indiana issued a final decree and closed UAC’s Chapter 11 bankruptcy case.

Acquisition of Coastal Credit, LLC

On August 31, 2005, White River completed the acquisition of 100% of the interests in Coastal Credit with an aggregate purchase price of $50.8 million, including direct costs of acquisition. $45.0 million was paid to the sellers at closing and $3.8 million, net of a $1.2 million receivable from the previous owners, was held back until March 31, 2006 and paid with interest at the rate of 10% per annum. The results of Coastal Credit’s operations for the four months ended December 31, 2005 are included in the consolidated statement of operations for 2005.

Coastal Credit is a specialized subprime auto finance company engaged primarily in (1) acquiring retail installment sales contracts from both franchised and independent automobile dealers which have entered into contracts with purchasers of used and, to a much lesser extent, new cars and light trucks, and (2) servicing the contract portfolio. Coastal Credit commenced operations in Virginia in 1987 and was restructured as a limited liability company under the laws of the Commonwealth of Virginia in 1997. It conducts business in 22 states - Alaska, Arizona, California, Colorado, Delaware, Florida, Georgia, Hawaii, Kansas, Louisiana, Maryland, Mississippi, Nevada, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Washington - through its 16 branch locations.

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

The following table is the final allocation of the purchase price of Coastal Credit:

Cash and cash equivalent	$3,733
Finance receivables, net	68,756
Property and equipment	626
Other assets	1,450
Deferred tax assets	4,651
Goodwill	35,153
Line of credit	(53,500)
Subordinated debentures	(8,650)
Accrued interest	(380)
Other payables and accrued expenses	(1,035)

Total purchase price	$50,804

With the acquisition of Coastal Credit on August 31, 2005, the excess of purchase price over fair value of net assets acquired and liabilities assumed, goodwill, was recorded. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), White River will annually test the goodwill for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. If the carrying value exceeds the fair value, impairment to goodwill will be recognized. The goodwill for this acquisition has been allocated to Coastal Credit for segment reporting. The goodwill is deductible for tax purposes.

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

(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2005	2004
Total interest income	$53,861	$37,211

Interest expense	(19,052)	(17,722)

Net interest margin	34,809	19,489

Provision for estimated credit losses	(2,446)	(15,942)

Net interest margin after provision for estimated credit losses	32,363	3,547

Total other revenues, net	1,552	7,345

Total other expenses	16,469	13,211

Income (Loss) Before Income Taxes	17,446	(2,319)

Income Taxes	-	-

Net Income (Loss)	$17,446	$(2,319)

Net Income (Loss) Per Common Share (Basic)	$4.58	$(0.61)

Net Income (Loss) Per Common Share (Diluted)	$4.58	$(0.61)

Basic Weighted Average Number Of Common Shares Outstanding	3,810,155	3,810,155

Diluted Weighted Average Number Of Common Shares Outstanding	3,812,808	3,810,155

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of White River and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the general practices of those in the consumer finance industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the valuation of the beneficial interest in Master Trust, the valuation of deferred tax assets, and the allowance for credit losses.

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

Securitized Finance Receivables—net—UAC has repurchased receivables from outstanding securitizations and uses these receivables as collateral for new securitization debt that is recorded on White River’s consolidated balance sheet as collateralized financings. The receivables are carried at their principal amount plus interest receivable, less an allowance for credit losses.

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

Allowance for Loan Losses - Finance Receivables—Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at a level considered adequate to cover probable credit losses inherent in finance receivables.

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

Charge off Policy - Finance Receivables—The policy is to charge off finance receivables against the allowance for loan losses in the month in which the installment contract becomes 60 days delinquent under recency terms and 180 days delinquent under contractual terms, if the vehicle has not been repossessed. If the vehicle has been repossessed, the receivable is charged off in the month the repossessed automobile is disposed of at public auction unless cash collections on the receivable are foreseeable in the near future. Receivables that are deemed uncollectible prior to the maximum charge off period are charged off immediately.

Income Recognition - Finance Receivables-Interest on receivables is recognized for financial reporting purposes using the interest method. Initial fees earned on add-on products such as collateral protection insurance, credit life insurance, road service plans and warranty products are recorded in income using the interest method. Late charges and deferment charges on contracts are recorded in income as collected. Cash received from loans that have previously been charged off is applied directly to the allowance for credit losses in the consolidated balance sheets. Discounts and fees, which consist primarily of non-refundable dealer acquisition discounts, are amortized over the term of the related finance receivables using the interest method and are removed from the consolidated balance sheets when the related finance receivables are charged off or paid in full.

Beneficial Interest in Master Trust—UAC records beneficial interest in Master Trust as an “available for sale” security at fair value. Any associated unrealized gains and losses attributable to changes in fair value, net of income taxes, are recorded as a separate component of shareholders’ equity (deficit) (“accumulated other comprehensive income”), net of taxes. Accumulated other comprehensive income is accreted to income based on projected cash releases from the Master Trust Account.

Goodwill—White River has adopted the provisions of SFAS No. 142 for the accounting of goodwill related to the acquisition of Coastal Credit during 2005. As a result, goodwill is not amortized; rather, White River annually tests the goodwill for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. The amount of goodwill impairment, if any, is measured as the excess of the carrying value over the fair value. Goodwill will be adjusted for adjustments related to excess tax deductibility of goodwill.

Receivables Held for Investment—net—Certain receivables are held for investment and are included in other assets. The receivables are carried at amortized cost plus interest less an allowance for credit losses. Interest on these receivables is accrued and credited to interest income based upon the daily principal amount outstanding.

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

Amounts Due to Master Trust—Amounts due to Master Trust represents excess cash from finance receivables and restricted cash that are to be deposited in the Master Trust Account in accordance with the Master Trust Agreement that was established during April 2003.

Creditor Notes Payable—Creditor notes payable represents the liability to creditors upon UAC’s emergence from bankruptcy in 2003. In accordance with SOP 90-7, UAC recorded the liabilities at fair value at the confirmation date. As a result, the restructured principal amount of the debt exceeded the recorded fair value of the debt by $51.6 million. This difference or discount was recorded as gain on fair valuation of creditor liabilities and will be amortized over the expected life of the liabilities. Although there is no stated maturity for the creditor notes payable, the discount is being accreted, using the effective interest method, over the period ending on the date on which the last contractual payment on the receivables underlying the beneficial interest in Master Trust was expected. The following table contains the contractual interest rates for the individual classes of creditor notes payable:

Contractual Interest Rate
Restructured debt:
Class 2A general unsecured claims	8.00%
Restructured senior notes	8.00%
Restructured subordinated notes	10.00%
Senior accrual notes	4.75%
Subordinated accrual notes	4.75%

In December 2004, SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), was issued, which eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair-value-based method of accounting for share-based payment liabilities, forfeitures, and modifications of stock-based awards and clarifies SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. White River adopted the modified prospective application of SFAS No. 123R as of January 1, 2006. The adoption of SFAS No. 123R had no impact on White River as there were no share based payment awards outstanding at December 31, 2005. White river recognizes compensation expense for awards with only service conditions on a straight-line basis over the requisite service period for the entire award.

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

The ultimate realization of the deferred tax asset depends on White River’s ability to generate sufficient taxable income in the future and its ability to not allow an ownership change to occur for tax purposes. The valuation allowance has been determined pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), including White River’s estimation of future taxable income, and reduces the total deferred tax asset to an amount that will more likely than not be realized (see Note 15).

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

Stock-Based Compensation—UAC had two stock-based compensation plans, which are discussed in Note 16. UAC applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, in accounting for the plans. If compensation cost had been determined based on the fair value at the grant date for awards under those plans consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the effect on the net income (loss) and income (loss) per share for the years ended December 31, 2005 and 2004 would have been immaterial.

In December 2004, SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), was issued, which eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair-value-based method of accounting for share-based payment liabilities, forfeitures, and modifications of stock-based awards and clarifies SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. White River adopted the modified prospective application of SFAS No. 123R as of January 1, 2006. The adoption of SFAS No. 123R had no impact on White River as there were no share based payment awards outstanding at December 31, 2005. White River recognizes compensation expense for awards with only service conditions on a straight-line basis over the requisite service period for the entire award.

New Accounting Pronouncements— During July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 establishes standards for measurement and recognition in financial statements of positions taken by an entity in its income tax returns. In addition, FIN 48 requires new disclosures about positions taken by an entity in its tax returns that are not recognized in its financial statements, information about potential significant changes in estimates related to tax positions and descriptions of open tax years by major jurisdiction. The provisions of FIN 48 will become effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. White River is evaluating the impact of the adoption of FIN 48, but does not expect FIN 48 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS No. 157 will apply whenever another United States generally accepted accounting principles standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. White River is evaluating the impact of the adoption of SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Valuation Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits all entities to choose, at specified election dates, to measure eligible assets and liabilities at fair value. SFAS No. 159 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. White River is evaluating the impact of the adoption of SFAS 159 and has not determined what elections it may make.

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

To finance the receivable acquisitions, UACSC used collateralized financings, secured by the respective portfolio of the acquired receivables and related restricted cash accounts. Timely payments of principal and interest on the non-recourse collateralized financings are insured by surety policies. Such obligations are also cross-collateralized through the Master Trust Agreement. Net interest cash flows in excess of expenses are payable to the Master Trust Account and expensed as charge to Master Trust, net.

The collateralized financing for 2003-A was paid in full during the first quarter of 2006. At that time, the remaining receivables were released from the related collateral arrangements and inure directly to UACSC. These receivables are recorded as receivables held for investment, net in other assets. The amount due to Master Trust with respect to 2003-A, as of December 31, 2005, was limited to the actual amounts paid to the Master Trust prior to the collateral financing being paid in full.

The following table represents the restricted net assets and liabilities related to non-recourse collateralized financings (in millions) as of:

	December 31,
	2006	2005
Securitized finance receivables—net	$27.4	$109.5
Restricted cash	13.3	22.7
Receivable from servicer included in other assets	0.3	1.1
Collateralized financings	(32.4)	(122.3)
Series 2003-A excess collateral (1)	-	(2.7)
Accrued interest payable	(0.1)	(0.5)
Other payables and accrued expenses	(0.1)	(0.4)

Amounts due to Master Trust	$8.4	$7.4

(1) On March 8, 2006 the 2003-A note was paid in full and no longer contributes to amounts due to Master Trust.

4.    SECURITIZED FINANCE RECEIVABLES—NET

Securitized finance receivables-net are recorded at the outstanding principal balance of the receivables plus accrued interest receivable, net of an allowance for credit losses. The collateralized financing for securitization 2003-A was paid in full during the first quarter of 2006. The remaining receivables were released from the related collateral arrangements and inure directly to UACSC. These receivables are recorded as receivables held for investment, net. The following table represents components of securitized finance receivables—net (in thousands) as of:
	December 31,
	2006	2005
Principal balance of securitized finance receivables	$28,800	$115,031
Accrued interest receivable	264	978
Allowance for credit losses	(1,617)	(6,503)

Securitized finance receivables—net	$27,447	$109,506

Activity in the allowance for credit losses on securitized finance receivables is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Balance at the beginning of period	$6,503	$11,722	$5,006
Allowance at purchase	-	5,163	3,604
Charge-offs	(9,189)	(21,637)	(17,453)
Recoveries	8,927	14,333	9,540
Provision (recovery) for estimated credit losses	(4,624)	(3,078)	11,025

Balance at the end of the period	$1,617	$6,503	$11,722

5. COLLATERALIZED FINANCINGS

UACSC issued notes to complete $153.4 million, $136.7 million and $120.3 million of non-recourse collateralized financings consisting of asset backed note issuances during 2005, 2004 and 2003, respectively to purchase securitized finance receivables.

The note principal and interest is paid monthly with total cash received from the corresponding securitized finance receivables collateralizing the notes. If the cash received within the month is insufficient to pay the note principal and interest, funds are drawn from restricted cash accounts or the Master Trust Account in accordance with the Master Trust Agreement. Interest expense related to these collateralized financings, including the amortization of debt issuance costs, was $3.5 million, $7.8 million and $4.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The following table summarizes the outstanding principal balance of the collateralized financings (in thousands) at:

	Note	Initial Note	December 31,
Notes Series	Rate	Amount	2006	2005

Series 2003-A	3.95%	$120,327	$-	$2,072
Series 2004-A1	4.15	29,485	425	3,743
Series 2004-A2	4.55	29,298	764	5,317
Series 2004-B	5.02	25,896	1,009	5,972
Series 2004-C	4.89	51,992	3,946	18,636
Series 2005-A	4.49	47,742	5,564	20,730
Series 2005-B	4.69	50,684	8,087	27,445
Series 2005-C	5.40	54,933	12,573	38,378

		$410,357	$32,368	$122,293

Based on the projected receivable reductions, the repayment of collateralized financings is as follows (in thousands):

Principal
Year	Repayment

2007	$29,162
2008	3,125
2009	81

$32,368

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

o
Bankruptcy recovery - consists of cash recovered from accounts charged off and in bankruptcy status. Bankruptcy cash flows are somewhat independent of default rates due to bankruptcy court involvement and the latitude allowed debtors during the bankruptcy process. UAC has observed a reasonably predictable cash flow stream from bankruptcy payments in each securitized pool. This cash flow stream will, however, eventually expire as the bankruptcy cases are dismissed from the various courts with either a successful or non-successful outcome. A previous twelve month average of bankruptcy cash flows is calculated for each pool. This value is then reduced on a straight line basis over either a 18 or 30 month period.

Finally, gross credit losses are netted against the two recovery cash streams to estimate future net credit losses.

The weighted average net credit loss assumption as a percentage of the original principal balance over the life of the receivables to value beneficial interest in Master Trust was 8.61% and 8.93% at December 31, 2006 and 2005, respectively.

Prepayment Assumptions—UAC estimates prepayments by evaluating the historical prepayment performance of each pool of receivables. UAC used annual prepayment rates ranging from 30.2% to 46.0% at December 31, 2006 as compared to 27.8% to 42.3% at December 31, 2005.

Discount Rate Assumptions—UAC determines the estimated fair value of its beneficial interest in Master Trust by discounting the expected cash flows released from the Master Trust Account (the cash out method) using a discount rate that UAC believes is commensurate with the risks involved. UAC used a discount rate of 15% to value the beneficial interest in Master Trust at December 31, 2006 and 2005 to reflect current market conditions and the reduction in the uncertainty of these future cash flows.

At December 31, 2006, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in assumed economics is as follows (in thousands):

	Expected Remaining Gross Credit Losses	Discount Rate (annual rate)	Prepayment Speed (curve) (1)

Impact on fair value of
10% adverse change	$(338)	$(237)	$-
20% adverse change	$(673)	$(469)	$-

(1) The sensitivity impact of the adverse changes were less then $1,000.

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

7. FINANCE RECEIVABLES - NET

Finance receivables - net are originated by Coastal Credit and generally have original terms ranging from 32 to 48 months and are secured by the related vehicles.

A significant number of contracts acquired by Coastal Credit are contracts made with borrowers who are in the United States military. As of December 31, 2006 32.6% of the Coastal Credit Receivables were with borrowers who are in the United State military as compared to 38.1% as of December 31, 2005. Coastal Credit requests that all borrowers who are in the military use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower. Throughout 2006, the percentage of contracts made with borrowers who are in the United States military has declined due to the deployment of troops abroad. Until these deployments are reduced, it is likely that Coastal Credit will continue to see a decline in contracts with military personnel.

White River used SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, as guidance to record the fair value of Coastal Credit’s finance receivables whose credit quality has deteriorated since origination at the date White River acquired Coastal Credit. The outstanding finance receivable net of unearned income for receivables identified as subject to SOP 03-3 was $0.0 million as of December 31, 2006 as compared to $0.3 million as of December 31, 2005. These receivables had a fair value of $0.6 million as of the acquisition date. The entire discount of $0.9 million was allocated to non-accretable discount.

Finance receivables - net outstanding were as follows (in thousands):

	December 31,
	2006	2005
Finance receivables, gross	$104,399	$97,820
Unearned interest	(8,574)	(9,868)
Finance receivables, net of unearned finance charge income	95,825	87,952

Accretable unearned acquisition discounts and fees	(11,438)	(11,137)
Finance receivables, net of unearned finance charge income and discounts and fees	84,387	76,815

Allowance for loan losses	(5,694)	(6,031)

Finance receivables, net	$78,693	$70,784

Activity in the allowance for credit losses on finance receivables is as follows (in thousands):

	Year Ended December 31, 2006	Four Months Ended December 31, 2005

Balance at beginning of period	$6,031	$5,200
Charge-offs, net of recoveries (1)	(4,997)	(782)
Provision for estimated credit losses	4,660	1,613

Balance at the end of the period	$5,694	$6,031

Net charge offs	$4,997	$782
Finance receivables, net of unearned finance charges	$95,825	$87,952

Allowance for loan losses as a percent of finance receivables, net of unearned finance charges	5.94%	6.86%

Net charge offs as a percent of finance receivables, net of unearned finance charges (annualized for the four months ended December 31, 2005)	5.21%	2.67%

Allowance for loan losses as a percent of net charge offs (annualized for the four months ended December 31, 2005)	113.95%	257.08%

(1) Charge-offs do not include $0.9 million of loans subject to SOP 03-3 that were charged off and attributable to the non-accretable discount during the four months ended December 31, 2005.

8. OTHER ASSETS

Other assets are as follows (in thousands) at:

	December 31,
	2006	2005
Receivable from servicer	$296	$1,124
Prepaid expenses	408	712
Property, equipment and leasehold improvements, net	609	601
Receivables held for investment, net	454	269
Receivable from Master Trust account	268	-
Other	185	609
Total other assets	$2,220	$3,315

9. GOODWILL

The changes in the carrying amount of the Coastal Credit goodwill are as follows (in thousands):

	Years Ended December 31,
	2006	2005
Beginning Balance	$35,097	$-
Goodwill acquired August 31, 2005	-	35,153
Impairment losses	-	-
Adjustment related to excess tax deductibility of goodwill	(399)	(56)
Ending Balance	$34,698	$35,097

Goodwill was tested for impairment as of August 31, 2006. There were no changes to the Coastal Credit segment goodwill for impairment.

10. LINE OF CREDIT

The line of credit is utilized by Coastal Credit to finance the purchase of finance receivables. $49.5 million and $51.5 million of the line of credit was utilized at December 31, 2006 and 2005, respectively. This line of credit was $80 million at December 31, 2005 and increased to $100 million in July 2006. The maturity date on the line of credit is December 31, 2009. The availability of the line of credit allows Coastal Credit to borrow up to 84% of the aggregate balance of outstanding eligible receivables net of unearned interest, commissions and discounts. Eligible receivables exclude the following: (i) receivables for which a payment is 90 or more days past due on a contractual basis; (ii) receivables which have been deferred more than two times during the same calendar year, or more than six times over the contract term; (iii) receivables subject to foreclosure, repossession or bankruptcy proceedings or the account debtor with respect to which is a debtor under the Bankruptcy Code; (iv) receivables from officers, employees or shareholders of the borrower or any affiliate; (v) interest only accounts; (vi) receivables missing titles after 120 days from their origination date; and (vii) receivables which, in the lender’s reasonable discretion, do not constitute acceptable collateral. Total available under the line of credit was $70.0 million and $64.0 million based upon the level of eligible collateral with $20.5 million and $12.5 million available in excess of the amount utilized at December 31, 2006 and 2005, respectively.

The credit facility is secured by substantially all assets of Coastal Credit. In addition, White River has provided an unconditional corporate guaranty. Coastal Credit must maintain specified financial ratios within guidelines established by the lender and was in compliance with these ratios at December 31, 2006 and 2005. Interest is paid monthly at a variable rate, based on meeting certain financial criteria. The rate was the London Interbank Offered Rate (“LIBOR”) plus 2.85% which equated to 8.20% at December 31, 2006 as compared to 7.14% at December 31, 2005. There is an annual commitment fee of 1/8 of 1% on the average daily unused commitment. In the event of a significant pay down or an earlier retirement of the revolver commitment, Coastal Credit would sustain certain prepayment penalties. This facility limits distributions Coastal Credit may make to White River to 50% of Coastal Credit’s net income in addition to permitted payments on subordinated debt (including White River debt guaranteed by Coastal Credit.) Effective January 1, 2007, the line of credit was extended to December 31, 2011. In addition the interest rate was reduced to LIBOR plus 2.60%.

11. SECURED NOTE PAYABLE

A $15 million secured note was issued on August 31, 2005 and bears interest at a fixed rate of 10.75%. Interest is payable in arrears quarterly beginning October 1, 2005. The secured note payable is collateralized by White River’s ownership interest in Coastal Credit and is guaranteed by Coastal Credit, but subordinate to the line of credit. Principal is payable in sixteen quarterly installments of $937,500 commencing July 1, 2006. Prepayment of the note is allowed beginning September 1, 2007. There is a 2% prepayment penalty if prepayment occurs between September 1, 2007 and August 31, 2008. This prepayment is 1% if prepayment occurs between September 1, 2008 and August 31, 2009. There is no penalty if the prepayment occurs after August 31, 2009. The outstanding principal balance of the secured note was $13.1 million and $15.0 million at December 31, 2006 and 2005, respectively.

12. SUBORDINATED DEBENTURES

Coastal Credit has $7.7 million of subordinated debentures outstanding at December 31, 2006 and 2005. Interest on the debentures is payable quarterly at a fixed rate of interest of 12% per annum. Approximately 43% the holders of subordinated debentures were related parties. All of the subordinated debt matures in 2008 and is subordinated to the line of credit and the secured note payable.

13. SELECT DEBT REPAYMENT SCHEDULES

The following table represents select debt principal repayment schedules (in thousands):

Year	Total	Secured Note Payable	Subordinated Debentures	Line of Credit (1)

2007	$3,750	$3,750	$-	$-
2008	11,450	3,750	7,700	-
2009	53,250	3,750	-	49,500
2010	1,875	1,875	-	-
2011	-	-	-	-

	$70,325	$13,125	$7,700	$49,500

(1) Effective January 1, 2007, the line of credit obligation was extended two years from December 31, 2009 to December 31, 2011.

14. RELATED PARTY TRANSACTIONS

White River and UAC leased their corporate offices in Indianapolis, Indiana until November 2005 from Shadeland Properties, L.P., an entity controlled by Mr. Richard D. Waterfield, a significant shareholder and a director of White River. During November 2005, this property was sold by Shadeland Properties, L.P. to an unrelated third party. The lease was a month-to-month lease, subject to termination at any time by UAC or Shadeland Properties, L.P. upon 90 days prior written notice. The lease provided for rent payments of $2,164 per month for 2,361 square feet. Beginning March 1, 2006, White River and UAC relocated their corporate offices to a nearby location in Indianapolis, Indiana. The new corporate office is leased from an unrelated third party.

UAC’s administration of the Plan is supervised by Castle Creek, whose Funds are significant shareholders of White River. For these services, UAC compensates Castle Creek at a rate of $14,583 per month. Castle Creek was paid $175,000 during 2006, 2005 and 2004. While the bankruptcy case was closed on January 5, 2007, UAC must continue to operate in accordance with the Plan.

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

Investment funds managed by Castle Creek owned directly or indirectly 51.5% of the equity interest in Coastal Credit that was purchased by White River on August 31, 2005. Mr. Eggemeyer's personal interest in Castle Creek represented approximately a 5% indirect interest in Coastal Credit. William E. McKnight held approximately 22% of Coastal Credit and John W. Rose indirectly held approximately 6%. White River paid $45 million toward the purchase of Coastal Credit on August 31, 2005, and aggregate principal and interest of $4.1 million, net of a $1.2 million receivable from the previous owners, was paid to the former owners of Coastal Credit on March 31, 2006.

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

During August, 2005, Coastal Credit effected a private placement of $7.7 in subordinate debentures, due 2008, bearing interest at 12% per annum. Mr. John W. Rose and members of his family purchased $1.5 million, a family partnership of William E. McKnight purchased $1.5 million of such debentures and certain employees of Castle Creek purchased $0.3 million of such debentures.

Coastal Credit leases its corporate offices in Virginia Beach, Virginia and one of its branch offices in Jacksonville (Orange Park), Florida, from the McKnight Family Partnerships, L.P., an entity controlled by Mr. McKnight, the President of Coastal Credit and a director of White River. The Virginia Beach lease has a three-year term, and provides for rent payments of $13,532 per month. The Virginia Beach lease will expire in September 2009. The Orange Park lease has a three-year term, and provides for rent payments of $9,280 per month. The Orange Park lease will expire in April 2007.

Coastal Credit and Mr. McKnight are parties to a letter agreement with respect to use of an aircraft owned by McKnight L.L.C., an entity controlled by Mr. McKnight. The aircraft is a Beechcraft King Air™ B200 twin engine turbo prop. The agreement provides that Coastal Credit will pay McKnight L.L.C. $14,000 per month to defray expenses associated with ownership of the aircraft in consideration for Mr. McKnight’s willingness to make the aircraft available for business use by key employees of Coastal Credit. Coastal Credit is required to pay additional amounts in any month in which its aircraft usage exceeds prescribed amounts. Six months prior written notice is required to withhold availability of the monthly payment or the plane. During 2006, approximately $178,000 was paid for this purpose.

On November 8, 2005, White River entered into an expense sharing agreement with Castle Creek and Castle Creek Advisors LLC (collectively, “Castle Creek Entities”). The Castle Creek Entities will provide various facilities, equipment and services to White River for a fee that represents an allocation of actual Castle Creek Entities expenses proportionate to facilities, equipment and services provided to White River. This agreement was effective from September 1, 2005 and shall continue until terminated by either party upon 30 days’ prior written notice.

During 2006, White River paid a management fee to Castle Creek for services rendered during 2005. This fee was approximately $117,000.

15. INCOME TAXES

UAC incurred net operating losses for federal income tax purposes for the years ended June 30, 2003, 2004 and 2005. White River will carry forward these tax losses to future periods. Net operating loss carryforwards for federal income tax purposes were $102.1 million and $112.8 million as of December 31, 2006 and 2005, respectively. These tax losses will expire during 2022 through 2024. A full valuation allowance was recorded against the net operating loss carryforwards and other deferred tax assets through August 31, 2005.

On August 31, 2005, White River acquired Coastal Credit, an established, profitable operating business within UAC’s historical line of business. With this acquisition, it was considered more likely than not that a portion of the deferred tax assts were to be realized by White River. As part of the acquisition purchase accounting, the taxable income of White River was estimated for remainder of 2005 and the following five years. The result of these estimates was a reduction in the valuation allowance of $4.7 million at August 31, 2005. This adjustment to the valuation allowance was offset by a reduction to goodwill as part of the purchase of Coastal Credit.

During the fourth quarter 2006, White River continued to evaluate its future taxable income based on the successful integration of Coastal Credit and other activity at UAC during 2006 that increased current and expected future taxable income. This evaluation determined that it is more likely than not that the federal deferred tax assets will be realized resulting in the reversal of the corresponding valuation allowance. A valuation allowance of $1.6 million was retained related to state operating loss carryforwards as it is more likely than not that these carryforwards will not be realized. The reversal of the valuation allowance for the federal and state net operating loss carryforwards contributed to the income tax benefit of $39.0 million for the year ended December 31, 2006. In addition, a credit of $6.4 million was recorded to income tax benefit in 2006 related to recording the amount in accumulated other comprehensive income as of December 31, 2006 related to the beneficial interest in Master Trust net of tax. This contributed to the income tax benefit of $39.0 million in 2006.

            The composition of income tax expense (benefit) is as follows for the years ended December 31 (in thousands):

	2006	2005	2004

Current tax expense	$873	$-	$-
Deferred tax expense (benefit)	6,039	9,369	(884)
Valuation allowance increase (reversal)	(45,905)	(9,369)	884

Net income tax expense (benefit)	$(38,993)	$-	$-

The effective income tax rate differs from the statutory federal corporate tax rate as follows for the years ended December 31:

	2006	2005	2004

Statutory rate	35.0%	35.0%	35.0%
State income taxes	1.5	1.5	1.5
Valuation allowance and other	(261.9)	(38.3)	(34.0)
Bankruptcy costs not deductible	0.3	1.8	(2.5)

Effective rate	(225.1)%	-%	-%

The composition of deferred income taxes is as follows as of December 31 (in thousands):

	2006	2005

Deferred tax assets:
Net operating loss carryforward	$38,109	$41,188
AMT credit carryforward	928	620
Basis difference in beneficial interest in Master Trust	2,004	5,361
Allowance for estimated credit losses	2,092	614
Other	158	-
Total deferred tax assets	43,291	47,783
Valuation allowance	(1,635)	(41,156)
	41,656	6,627

Deferred tax liabilities:
Basis difference in creditor notes payable	1,252	1,582
Basis difference in goodwill	2,033	265
Other	182	73
Total deferred tax liabilities	3,467	1,920

Net deferred tax assets	$38,189	$4,707

White River had a current tax payable of $.4 million as of December 31, 2006.

16. STOCK-BASED COMPENSATION

UAC had two stock-based compensation plans. UAC applied APB Opinion No. 25 in accounting for the plans. During 2005 all outstanding options had either expired or were surrendered to UAC and cancelled.

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

Effective January 1, 2006, the restated employment agreement between Coastal Credit and William McKnight, President of Coastal Credit, includes a long-term incentive award. This award provides for the payment, in cash, of the value of 100,000 shares of White River stock, vesting in three annual increments of 33,333.33 shares on January 1, 2007, 2008 and 2009. In accordance with SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), is accounted for as a liability account for this award. The value of payment is to be determined based on the mean of the trading value of White River shares for 20 trading days prior to the vesting date. Compensation expense related to this award approximated $582,500 for the year ended December 31, 2006 and is included in salaries and benefits expense in the accompanying consolidated statements of operations. Additional compensation costs will be incurred based on the value of White River’s stock price through 2008.

On May 5, 2006, White River shareholders approved the White River Capital, Inc. 2005 Stock Incentive Plan. The purpose of this plan is to offer certain employees, non-employee directors, and consultants the opportunity to acquire a proprietary interest in White River. The plan provides for the grant of options, restricted stock awards and performance stock awards.

On June 1, 2006, White River granted restricted stock awards totaling 84,000 shares to certain employees, vesting in three equal annual increments on January 2, 2007, 2008 and 2009. In addition, White River granted restricted stock awards totaling 9,000 shares that vest in three equal annual increments on March 31, 2007, 2008 and 2009. SFAS No. 123R is used for guidance in accounting for these awards. The value of awards is determined based on the trading value of White River shares on the June 1, 2006 grant date of $14.25 per share with an estimated forfeiture rate of 3%. Compensation expense related to these awards approximated $391,500 for year ended December 31, 2006 and is included in salaries and benefits expense in the accompanying consolidated statements of operations. During 2006, 6,600 shares with January 2 vesting dates were forfeited. As of December 31, 2006, there was $0.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 2.0 years.

17. BUSINESS SEGMENT INFORMATION

Set forth in the table below is certain financial information with respect to White River’s operating segments as discussed in Note 1. All taxes are recorded at Corporate and Other. UAC and Coastal Credit are limited liability corporations and are consolidated with White River for tax purposes. Prior to 2005 UAC was the only operating segment.

For The Year Ended December 31, 2006	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$24,818	$29,065	$62	$53,945

Interest expense	(4,805)	(5,308)	(1,707)	(11,820)

Net interest margin	20,013	23,757	(1,645)	42,125

Recovery (provision) for estimated credit losses	4,624	(4,660)	-	(36)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	24,637	19,097	(1,645)	42,089

Total other revenues (charges), net	(19,977)	(387)	12,018	(8,346)

Total other expenses	3,206	10,899	2,313	16,418

Income before income taxes	1,454	7,811	8,060	17,325

Income tax benefit	-	-	38,993	38,993

Net income	$1,454	$7,811	$47,053	$56,318

For The Year Ended December 31, 2005	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$28,505	$8,810	$18	$37,333

Interest expense	(12,939)	(1,545)	(720)	(15,204)

Net interest margin	15,566	7,265	(702)	22,129

Provision for estimated credit losses	3,078	(1,613)	-	1,465

Net interest margin (deficit) after provision for estimated credit losses	18,644	5,652	(702)	23,594

Total other revenues (charges), net	1,839	(85)	13	1,767

Total other expenses	4,889	3,203	759	8,851

Income (loss) before income taxes	15,594	2,364	(1,448)	16,510

Income tax benefit	-	-	-	-

Net income (loss)	$15,594	$2,364	$(1,448)	$16,510

The following table presents assets with respect to White River’s operating segments (in thousands) at:

	December 31,
	2006	2005

Corporate and other	$43,205	$6,918
Coastal Credit	114,900	108,165
UAC	67,319	151,911

	$225,424	$266,994

18. EARNINGS PER SHARE

Basic earnings per share are calculated by dividing the reported net income for the period by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding during a period is weighted for the portion of the period that the shares were outstanding. The 3,500,000 shares issued in the subscription offering, which was completed on August 31, 2005, were outstanding for 123 days during the year ended December 31, 2005. The relatively short period of time these shares were outstanding during 2005 resulted in a significantly different weighted average number of shares for the year ended December 31, 2005 when compared to the actual number of shares outstanding. Diluted earnings per share include the dilutive effect of warrants that were granted on August 31, 2005 and stock award plans which were issued on June 1, 2006. All stock options outstanding during 2005 and 2004 have been excluded from the earning per share calculation as the effect would have been anti-dilutive. Basic and diluted earnings per share have been computed as follows (dollars in thousands except per share data):

	Years Ended December 31,
	2006	2005	2004
Net income in thousands	$56,318	$16,510	$(7,262)

Weighted average shares outstanding	3,813,073	1,489,607	310,191

Incremental shares from assumed conversions:
Warrants	57,904	8,942	-
Stock award plans	11,040	-	-

Weighted average shares and assumed incremental shares	3,882,017	1,498,549	310,191

Basic	$14.77	$11.08	$(23.41)

Diluted	$14.51	$11.02	$(23.41)

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly financial results (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 31, 2006
Total interest income	$10,742	$12,274	$17,328	$13,601

Net interest margin	$7,420	$9,192	$14,456	$11,057

Other revenue (charge)	$(2,281)	$(2,253)	$(2,624)	$(1,188)

Other expense	$4,397	$4,272	$3,925	$3,824

Net income (loss)	$1,137	$3,629	$8,135	$43,417

Basic earnings per share	$0.30	$0.95	$2.13	$11.39

Diluted earnings per share	$0.29	$0.94	$2.09	$11.11

Basic weighted average shares	3,812,822	3,813,155	3,813,155	3,813,155

Diluted weighted average shares	3,864,086	3,868,828	3,900,930	3,907,345

Fiscal Year Ended December 31, 2005
Total interest income	$6,030	$9,576	$10,221	$11,506

Net interest margin	$2,007	$5,256	$7,032	$7,834

Other revenue (charge)	$(1,365)	$9,800	$(1,672)	$(4,996)

Other expense	$1,401	$1,173	$2,358	$3,919

Net income (loss)	$(1,208)	$12,518	$1,971	$3,229

Basic earnings per share	$(3.89)	$40.36	$1.32	$0.85

Diluted earnings per share	$(3.89)	$40.36	$1.32	$0.84

Basic weighted average shares	310,191	310,191	1,489,503	3,810,155

Diluted weighted average shares	310,191	310,191	1,492,669	3,841,458

20. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value approximates the fair value due to the nature of the following accounts:

•	Cash and cash equivalents
•	Restricted cash

The fair value of the creditor notes payable and related accrued interest was determined by discounting estimated future cash payments at appropriate discount rates. The following table represents the estimated fair value for creditor notes payable and related accrued interest at December 31 (in thousands):

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Creditor notes payable and related accrued interest	$1,484	$2,512	$2,008	$1,972

The fair value of securitized finance receivables-net, was estimated by discounting the future cash flows, which were reduced by estimated credit losses for the life of the receivables, using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities and was approximately $0.1 million greater than the carrying amount as of December 31, 2006 and 2005.

The fair value of collateralized financings was determined by discounting estimated future cash payments at appropriate discount rates and was $0.3 million and $7.1 million less than the carrying amount at December 31, 2006 and 2005, respectively.

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

Finance receivables-net and subordinated debentures approximate the fair value due to minimal change in interest rates related to these types of accounts.

21. COMMITMENTS AND CONTINGENCIES

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

White River and its subsidiaries’ obligations under operating lease agreements were $0.6 million for the year ended December 31, 2006. The following table represents obligations under current operating lease agreements (in thousands):

Year	Total

2007	$533
2008	425
2009	275
2010	21
2011	-
Thereafter	-

22. SUBSEQUENT EVENTS

Effective January 1, 2007, the line of credit was extended two years. The new maturity date for the line of credit is December 31, 2011. In addition, the interest rate has been reduced to LIBOR plus 2.60%.

On January 3, 2007, White River issued 21,320 shares of common stock to certain employees as part of stock awards in accordance with agreements under the 2005 Stock Incentive Plan.

On January 3, 2007, UAC received net sales tax refund proceeds totaling $323,000 from the state of California related to charged-off loans that were originated in California. $146,000 of the sales tax refund proceeds related to securitized receivables and was transferred to the Master Trust Account.

On January 5, 2007, UAC has “fully administered” its Chapter 11 plan of reorganization and the U.S. Bankruptcy Court for the Southern District of Indiana issued a final decree and closed UAC’s Chapter 11 bankruptcy case.

On February 16, 2007, UAC sold charged-off loans that have deficiency balances remaining to a third party (the “Buyer”) for $169,000, net of broker fees. Of the proceeds received, $120,000, net of broker fees, was collateral for the various securitization pools and these funds were deposited in the Master Trust Account. The Buyer has sixty days from the date of Purchase to notify UAC of non-conforming accounts.

On March 7, 2007 White River issued 5,012 shares to directors in accordance with the Directors Stock Compensation Plan for services rendered during 2006.

ITEM 9A. CONTROLS AND PROCEDURES

White River carried out an evaluation, under the supervision of its Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of the design and operation of White River’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15 as of December 31, 2006. Based upon that evaluation, the Chief Executive Officer, President and Chief Financial Officer concluded that, at December 31, 2006, White River’s disclosure controls and procedures are effective in accumulating and communicating to management (including such officers) the information required to be included in White River’s periodic SEC filings.

White River’s management, including its Chief Executive Officer, President and Chief Financial Officer also have concluded that during White River’s fiscal quarter ended December 31, 2006, there were no changes in White River’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect White River’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

Information contained under the captions “Proposal 1: Election of Directors,” “Executive Officers,” “Executive Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in White River’s proxy statement for the 2007 annual meeting of shareholders (“Proxy Statement”) is incorporated herein by reference.

Code of Ethics

 White River has adopted the White River Capital, Inc. Code of Business Conduct and Ethics (“code of ethics”), a code of ethics that applies to the Chief Executive Officer, President and Chief Financial Officer.

Audit Committee and Audit Committee Financial Expert

The information with respect to White River’s audit committee and its audit committee financial expert contained under the caption ”Corporate Governance and Board Committees - Audit Committee” in White River’s Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information contained under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation of Directors” in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

Information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2006, the following shares were authorized to be issued under White River’s equity compensation plans:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	236,400[1]	$10.00[2]	210,600[3]
Equity compensation plans not approved by security holders	0	0	0
Total	236,400[1]	$10.00[2]	210,600[3]
1  Includes 86,400 shares issuable pursuant to outstanding performance awards under the 2005 Stock Incentive Plan and 150,000 shares issuable upon exercise of outstanding warrants.
2 Based on the exercise price of the outstanding warrants only and does not take into account the shares issuable pursuant to outstanding performance awards.
3 Includes 163,600 shares issuable pursuant to the 2005 Stock Incentive Plan in the form of stock options, restricted stock awards, or performance stock awards, and 47,000 shares issuable pursuant to the 2005 Directors Stock Compensation Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information contained under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board Committees - Director Independence” in the Proxy Statement is incorporated herein by reference in response to this Item 13.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information contained under the caption “Independent Public Accountants” in the Proxy Statement is incorporated herein by reference in response to this Item 14.

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

4.8(d)	Third Amendment to Finance Agreement, dated January 2, 2007, between Coastal Credit LLC and Wells Fargo Financial Preferred Capital, Inc.
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

10.6(b)	Restated Employment Agreement, as of December 28, 2005, between William E. McKnight and Coastal Credit LLC (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed January 10, 2006
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

10.12	White River Capital Inc. Directors Stock Compensation Plan (incorporated by reference to Exhibit 10.2 of registrant’s Form 10-Q for the period ended September 30, 2005)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of registrant’s Form 10-K for the year ended December 31, 2005)
21.1	Subsidiaries of White River Capital, Inc. (incorporated by reference to Exhibit 21.1 of registrant’s Form 10-K for the year ended December 31, 2005)
23.1	Consent of Deloitte & Touche LLP
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

White River Capital, Inc.
(Registrant)

March 16, 2007	By:	/s/ Martin J. Szumski
Martin J. Szumski
Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Date
/s/ John M. Eggemeyer	Chairman and Chief Executive Officer, Director (Principal Executive Officer)	March 16, 2007
John M. Eggemeyer
/s/ Mark R. Ruh	President, Chief Operating Officer and Director	March 16, 2007
Mark R. Ruh
/s/ Martin J. Szumski	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2007
Martin J. Szumski
/s/ Thomas C. Heagy	Director	March 16, 2007
Thomas C. Heagy
/s/ William E. McKnight	Director	March 16, 2007
William E. McKnight
/s/ Daniel W. Porter	Director	March 16, 2007
Daniel W. Porter
/s/ John W. Rose	Director	March 16, 2007
John W. Rose
/s/ Richard D. Waterfield		March 16, 2007
Richard D. Waterfield	Director