Form 10-Q
period 2007-03-31
White River Capital Inc
filed 2007-05-11
CIK 1318545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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
☐  Yes         ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 11, 2007, there were 3,842,287 shares outstanding of the issuer’s Common Stock, without par value.

WHITE RIVER CAPITAL, INC.
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2007

- INDEX -

ii

PART I FINANCIAL INFORMATION

PART I

ITEM 1. FINANCIAL STATEMENTS.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

ASSETS	March 31, 2007	December 31, 2006

Cash and cash equivalents	$5,036	$6,958
Restricted cash	12,880	13,618
Securitized finance receivables—net	17,345	27,447
Finance receivables—net	80,841	78,693
Beneficial interest in Master Trust	10,079	23,601
Goodwill	34,698	34,698
Deferred tax assets—net	37,391	38,189
Other assets	12,129	2,220

TOTAL	$210,399	$225,424

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Collateralized financing	$21,200	$32,368
Line of credit	45,000	49,500
Secured note payable	12,188	13,125
Subordinated debentures	7,700	7,700
Accrued interest	961	1,169
Amounts due to Master Trust	8,888	8,400
Creditor notes payable	2,117	1,392
Other payables and accrued expenses	2,737	3,852

Total liabilities	100,791	117,506

SHAREHOLDERS’ EQUITY:
Preferred Stock, without par value, authorized 3,000,000 shares; none issued and outstanding	-	-
Common Stock, without par value, authorized 20,000,000 shares; 3,842,287 and 3,813,155issued and outstanding at March 31, 2007 and December 31, 2006, respectively	179,723	179,594
Warrants, 150,000 outstanding at March 31, 2007 and December 31, 2006	534	534
Accumulated other comprehensive income, net of taxes	6,289	11,107
Accumulated deficit	(76,938)	(83,317)

Total shareholders’ equity	109,608	107,918

TOTAL	$210,399	$225,424

See notes to condensed consolidated financial statements.

PART I FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarters Ended March 31,
	2007	2006
INTEREST:
Interest on receivables	$8,147	$10,032
Accretion and other interest	10,317	710

Total interest income	18,464	10,742

Interest expense	(1,990)	(3,322)

Net interest margin	16,474	7,420

Provision for estimated credit losses	(637)	(137)

Net interest margin after provision for estimated credit losses	15,837	7,283

OTHER REVENUES:
Charge to Master Trust—net	(1,061)	(2,388)
Change in fair market valuation of creditor liabilities	(238)	-
Gain from deficiency sale	41	46
Other income	141	61

Total other revenues (charges), net	(1,117)	(2,281)

OTHER EXPENSES:
Salaries and benefits	2,142	1,995
Third party servicing expense	218	703
Other operating expenses	1,319	1,624
Bankruptcy costs	6	75

Total other expenses	3,685	4,397

INCOME BEFORE INCOME TAXES	11,035	605

INCOME TAX BENEFIT (EXPENSE)	(4,024)	532

NET INCOME	$7,011	$1,137

NET INCOME PER COMMON SHARE (BASIC)	$1.83	$0.30

NET INCOME PER COMMON SHARE (DILUTED)	$1.78	$0.29

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,835,458	3,812,822

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,937,280	3,864,086

See notes to condensed consolidated financial statements.

PART I FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Quarters Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,011	$1,137
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of beneficial interest in Master Trust	(10,126)	(480)
Provision for estimated credit losses	637	137
Amortization and depreciation	110	123
Amortization of discount and interest accrued on creditor notes payable	110	309
Deferred income taxes	3,930	(579)
Change in fair value of creditor notes payable	238	-
Stock based compensation expense	129	-
Changes in assets and liabilities:
Accrued interest receivable and other assets	19	1,888
Amounts due to Master Trust	488	(21)
Payment of creditor notes payable accrued interest	(105)	-
Other payables and accrued expenses	(1,231)	158
Net cash provided by operating activities	1,210	2,672

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Coastal Credit, LLC, net of cash acquired	-	(3,840)
Principal collections and recoveries on securitized finance receivables	10,664	30,674
Purchase of finance receivables	(16,690)	(16,574)
Collections on finance receivables	13,102	12,450
Principal collections and recoveries on receivables held for investment	310	-
Collections on beneficial interest in Master Trust	6,017	-
Change in restricted cash	738	1,343
Capital expenditures	(64)	(11)
Net cash provided by investing activities	14,077	24,042

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on collateralized financings	(11,168)	(32,026)
Principal payments on secured note payable	(937)	-
Principal payments on creditor notes payable	(604)	-
Net borrowing (decrease) in line of credit	(4,500)	4,500
Net cash used in financing activities	(17,209)	(27,526)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,922)	(812)
CASH AND CASH EQUIVALENTS—Beginning of year	6,958	6,878
CASH AND CASH EQUIVALENTS—End of period	$5,036	$6,066

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,952	$3,174
Non cash items:
Initial fair value adjustment for creditor notes payable	$994	$-
Transfer of securitized finance receivables—net to other assets after the collateralized financing for securitization 2003-A was paid in full	$-	$2,771
Receivable recognition in other assets of beneficial interest in Master Trust distribution	$10,307	$-

See notes to condensed consolidated financial statements.

PART I FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Quarters Ended March 31,
	2007	2006

NET INCOME	$7,011	$1,137

OTHER COMPREHENSIVE INCOME:
Unrealized gain on beneficial interest in Master Trust, net of tax	1,612	3,875
Reclassification adjustment for gain included in net income, net of tax	(6,430)	(480)
Net other comprehensive income	(4,818)	3,395

COMPREHENSIVE INCOME	$2,193	$4,532

See notes to condensed consolidated financial statements.

PART I FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2007 AND 2006

1. BASIS OF PRESENTATION

The foregoing condensed consolidated financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods presented have been included. Results for any interim period are not necessarily indicative of results to be expected for the year ending December 31, 2007.

The condensed consolidated unaudited interim financial statements have been prepared in accordance with Form 10-Q specifications and therefore do not include all information and footnotes normally shown in annual financial statements. These interim period financial statements should be read in conjunction with the consolidated financial statements that are included in the Annual Report on Form 10-K for the year ended December 31, 2006 of White River Capital, Inc., which is available online at www.WhiteRiverCap.com or www.sec.gov.

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

New Accounting Pronouncements

During July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 establishes standards for measurement and recognition in financial statements of positions taken by an entity in its income tax returns. In addition, FIN No. 48 requires new disclosures about positions taken by an entity in its tax returns that are not recognized in its financial statements, information about potential significant changes in estimates related to tax positions and descriptions of open tax years by major jurisdiction. We have adopted FIN No. 48 on January 1, 2007. See Note 10 for further details.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements (“SFAS No. 157”), which provides guidance on how to measure assets and liabilities using fair value methods. SFAS No. 157 will apply whenever another United States Generally Accepted Accounting Principle standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected an early adoption of SFAS No. 157 beginning January 1, 2007. There was no effect on the consolidated financial statements for the adoption of SFAS No. 157 (See Note 6 and Note 9).

PART I FINANCIAL INFORMATION

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits all entities to choose, at specified election dates, to measure eligible assets and liabilities at fair value. SFAS No. 159 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected an early adoption of SFAS No. 159 beginning January 1, 2007. We will apply SFAS No. 159 solely to creditor notes payable. See Note 9 for further details.

2. GENERAL DISCUSSION

White River Capital, Inc. (“White River”) is a holding company for specialized indirect auto finance businesses, with two principal operating subsidiaries, Coastal Credit LLC (“Coastal Credit”) and Union Acceptance Company LLC (“UAC”). Coastal Credit based in Virginia Beach, Virginia, is a specialized subprime auto finance company engaged in acquiring subprime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks. Coastal Credit then services the receivables it acquires. Coastal Credit operates in 22 states through 16 offices. UAC, based in Indianapolis, Indiana, holds and oversees its portfolio of approximately $43.1 million in non-prime auto receivables, as of March 31, 2007. Its portfolio is held approximately 57.5% in off-balance sheet securitizations, 41.9% through subsidiary non-recourse financings and 0.6% directly or by subsidiaries not subject to financing. On January 5, 2007, the U.S. Bankruptcy Court for the Southern District of Indiana issued a final decree and closed UAC’s Chapter 11 bankruptcy case. UAC remains contractually obligated to distribute its remaining assets in compliance with its Second Amended and Restated Plan of Reorganization (the “Plan” or the “Plan of Reorganization”) approved in connection with the bankruptcy case. Under the Plan, UAC must pay net proceeds from its residual interest in its receivables portfolios and other estate assets to creditors holding notes and claims under the Plan. White River owns all of UAC’s general unsecured claims, 89.1% of UAC’s restructured subordinated notes (“Subordinated Notes”) and 94.7% of UAC's accrual notes (“Accrual Notes”) issued under the Plan. UAC was designated the Creditor Representative to oversee the distribution of is remaining assets as contractually obligated under the Plan.

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

PART I FINANCIAL INFORMATION

The following table represents the restricted net assets and liabilities related to non-recourse collateralized financings (in millions) as of:

	March 31,	December 31,
	2007	2006
Securitized finance receivables—net	$17.3	$27.4
Restricted cash	12.6	13.3
Receivable from servicer included in other assets	0.4	0.3
Collateralized financings	(21.2)	(32.4)
Accrued interest payable	(0.1)	(0.1)
Other payables and accrued expenses	(0.1)	(0.1)

Amounts due to Master Trust	$8.9	$8.4

4. SECURITIZED FINANCE RECEIVABLES—NET

Securitized finance receivables-net are recorded at the outstanding principal balance of the receivables plus accrued interest receivable, net of an allowance for credit losses. The following table represents components of securitized finance receivables—net (in thousands) as of:

	March 31,	December 31,
	2007	2006
Principal balance of securitized finance receivables	$18,078	$28,800
Accrued interest receivable	148	264
Allowance for credit losses	(881)	(1,617)

Securitized finance receivables—net	$17,345	$27,447

Activity in the allowance for credit losses on securitized finance receivables is as follows (in thousands):

	Quarters Ended
	March 31,	March 31,
	2007	2006

Balance at the beginning of period	$1,617	$6,503
Charge-offs	(1,088)	(4,251)
Recoveries	1,155	3,549
Recovery for estimated credit losses	(803)	(934)

Balance at the end of the period	$881	$4,867

PART I FINANCIAL INFORMATION

5. COLLATERALIZED FINANCINGS

The collateralized financings’ principal and interest is paid monthly with total cash received from the corresponding securitized finance receivables collateralizing the notes. If the cash received within the month is insufficient to pay the note principal and interest, funds are drawn from restricted cash accounts or the Master Trust account in accordance with the Master Trust Agreement. Interest expense related to these collateralized financings, including the amortization of debt issuance costs, was $0.3 million and $1.3 million for the quarters ended March 31, 2007 and 2006, respectively.

The following table summarizes the outstanding principal balance of the collateralized financings (in thousands) at:

		Initial Note	March 31,	December 31,
Notes Series	Note Rate	Amount	2007	2006

Series 2004-A1	4.15%	$29,485	$231	$425
Series 2004-A2	4.55	29,298	422	764
Series 2004-B	5.02	25,896	541	1,009
Series 2004-C	4.89	51,992	2,343	3,946
Series 2005-A	4.49	47,742	3,513	5,564
Series 2005-B	4.69	50,684	5,412	8,087
Series 2005-C	5.40	54,933	8,738	12,573

		$290,030	$21,200	$32,368

6. BENEFICIAL INTEREST IN MASTER TRUST

With the establishment of the Master Trust Agreement in 2003, all excess cash flows, as defined, from retained interest in securitized assets, securitized finance receivables, and restricted cash accounts are to be deposited in the Master Trust account. Once prescribed cash reserve levels are met, cash will be released from the Master Trust account to UACSC. This estimated future discounted cash flow is reported as beneficial interest in Master Trust. In determining the fair value of the beneficial interest in Master Trust, estimates must be made for the future prepayments, rates of gross credit losses and credit loss severity, and delinquencies as they impact the amount and timing of the estimated cash flows from the Master Trust. The average of the interest rates on the receivables exceeds the interest rates on the securities issued in the securitizations and the servicing and surety fees. This excess cash is held by the Master Trust account and released based on reserve requirements of the Master Trust. These estimated cash flows from the Master Trust are then discounted to reflect the present value. The fair value of this asset is not impacted by the credit quality of White River. White River’s credit quality was not considered when calculating the fair value of the beneficial interest in Master Trust.

PART I FINANCIAL INFORMATION

The assumptions used to calculate the beneficial interest in Master Trust are as follows:

▪
Credit Loss Assumptions—Gross credit losses are calculated using the loss to liquidation factor methodology. The loss to liquidation methodology takes into account the current loss level of each securitized pool and its “pool factor,” which is the percentage remaining of the original pool balance. Dividing the current cumulative net loss for each pool by its corresponding pool factor, future projected cumulative net losses were calculated. However, recovery cash flows from gross credit losses are estimated independently as two different cash flow streams. These two recovery cash flow streams are:

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

o
Bankruptcy recovery - consists of cash recovered from accounts charged off and in bankruptcy status. Bankruptcy cash flows are somewhat independent of default rates due to bankruptcy court involvement and the latitude allowed debtors during the bankruptcy process. UAC has observed a reasonably predictable cash flow stream from bankruptcy payments in each securitized pool. This cash flow stream will, however, eventually expire as the bankruptcy cases are dismissed from the various courts with either a successful or non-successful outcome. A previous twelve month average of bankruptcy cash flows is calculated for each pool. This value is then reduced on a straight line basis over either a 16 or 28 month period. The bankruptcy recovery has been adjusted to reflect the percentage of accounts remaining after a significant portion of the Chapter 13 bankruptcy receivables were sold during June 2006.

Finally, gross credit losses are netted against the two recovery cash streams to estimate future net credit losses.

The weighted average net credit loss assumption as a percentage of the original principal balance over the life of the receivables to value beneficial interest in Master Trust was 8.58% and 8.61% at March 31, 2007 and December 31, 2006, respectively.

▪
Prepayment Assumptions—UAC estimates prepayments by evaluating the historical prepayment performance of each pool of receivables. UAC used annual prepayment rates ranging from 30.1% to 45.4% at March 31, 2007 as compared to 30.2% to 46.0% at December 31, 2006.

▪
Discount Rate Assumptions—UAC determines the estimated fair value of its beneficial interest in Master Trust by discounting the expected cash flows released from the Master Trust account (the cash out method) using a discount rate that UAC believes is commensurate with the risks involved. UAC used a discount rate of 15% to value the beneficial interest in Master Trust at March 31, 2007 and December 31, 2006 to reflect current market conditions.

PART I FINANCIAL INFORMATION

The following table presents the beneficial interest in Master Trust (in thousands) on a recurring basis using significant unobservable inputs (Level 3) per SFAS No. 157 for the quarter ended March 31, 2007:

Beneficial Interest in Master Trust

Beginning balance	$23,601
Total unrealized gains included in other comprehensive income	2,539
Purchases, issuances and settlements	(16,061)
Transfers in and/or out of Level 3	-
Ending balance	$10,079

Total gains realized and unrealized included in earnings reported in accretion and other interest for the quarter ended March 31, 2007 was $10.1 million. There was no effect recorded in beneficial interest in Master Trust for the adoption of SFAS No. 157.

7. FINANCE RECEIVABLES - NET

Finance receivables - net are originated by Coastal Credit and generally have original terms ranging from 32 to 48 months and are secured by the related vehicles.

A significant number of contracts acquired by Coastal Credit are contracts made with borrowers who are in the United States military. As of March 31, 2007 31.5% of the Coastal Credit Receivables were with borrowers who are in the United State military as compared to 32.6% as of December 31, 2006. Coastal Credit requests that all borrowers who are in the military use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower.

Finance receivables - net outstanding is as follows (in thousands):

	March 31,	December 31,
	2007	2006
Finance receivables, gross	$106,250	$104,399
Unearned interest	(7,893)	(8,574)
Finance receivables, net of unearned finance charge income	98,357	95,825

Accretable unearned acquisition discounts and fees	(11,822)	(11,438)
Finance receivables, net of unearned finance charge income and discounts and fees	86,535	84,387

Allowance for loan losses	(5,694)	(5,694)

Finance receivables, net	$80,841	$78,693

PART I FINANCIAL INFORMATION

Activity in the allowance for loan losses on finance receivables is as follows (dollars in thousands):

	Quarters Ended March 31,
	2007	2006
Balance at beginning of period	$5,694	$6,031
Charge-offs, net of recoveries	(1,440)	(1,186)
Provision for estimated credit losses	1,440	1,071

Balance at the end of the period	$5,694	$5,916

8. OTHER ASSETS

Other assets are as follows (in thousands) at:

	March 31,	December 31,
	2007	2006
Receivable from servicer	$404	$296
Prepaid expenses	417	408
Property, equipment and leasehold improvements, net	616	609
Receivables held for investment, net	239	454
Receivable from Master Trust account	10,307	268
Other	146	185
Total other assets	$12,129	$2,220

9. CREDITOR NOTES PAYABLE

White River’s adoption of SFAS No. 159 will apply solely to creditor notes payable. Creditor notes payable consists of debt owed to the one remaining third party creditor from the UAC bankruptcy. During September 2003, UAC recorded the bankruptcy debt at fair value in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. This fair value adjustment resulted in a gain. Since that time, accretion interest expense has been recognized based on the original fair value calculation and the creditor notes payable increased based on this calculation. Since September 2003, no adjustments have been made to this accretion schedule for the increase or decrease in performance of the receivables of UAC. The only adjustments that have been made are for the creditor notes that were purchased by White River and were subsequently extinguished in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Prior to the adoption of SFAS No. 159, creditor notes payable was being accreted to its full contractual value. Using this methodology, the creditor notes payable would have continued to accrete to their full contractual value. With the adoption of SFAS No. 159, creditor notes payable is recorded at fair value which represents the present value of the amount that UAC anticipates to pay to the creditors from the residual assets of the beneficial interest in Master Trust. The assumptions used to calculate the fair value of creditor notes payable are consistent with that of the beneficial interest in Master Trust. The beneficial interest in Master Trust is in essence the only asset UAC has remaining to pay the creditor notes payable. Beneficial interest in Master Trust is recorded at fair value.

PART I FINANCIAL INFORMATION

The following table presents the initial adoption of the fair value option for creditor notes payable (in thousands):

	Balance Sheet 1/1/07 prior to Adoption	Net Loss upon Adoption	Balance Sheet 1/1/07 after Adoption of Fair Value Option

Creditor notes payable (including accrued interest)	$1,484	$994	$2,478
Increase in deferred tax asset		(363)
Cumulative effect of adoption of the fair value option (charged to accumulated deficit)		$631

The following table presents the creditor notes payable (in thousands) on a recurring basis using significant unobservable inputs (Level 3) per SFAS No. 157 for the quarter ended March 31, 2007:

Creditor Notes Payable

Beginning balance	$2,478
Total losses included in earnings (recorded as other revenues)	238
Purchases, issuances and settlements	(599)
Transfers in and/or out of Level 3	-
Ending balance	$2,117

The contractual interest related to the creditor notes payable will continue to be accrued as interest expense and the interest payable will be included in the fair value calculation along with the creditor notes payable on a quarterly basis. The difference between the aggregate fair value and the unpaid principle balance of creditor notes payable was $2.1 million as of March 31, 2007. The ultimate amount paid to creditor notes payable could differ dependent on the actual cash flows from the beneficial interest in Master Trust.

10. INCOME TAXES

On August 31, 2005, White River acquired Coastal Credit, an established, profitable operating business within UAC’s historical line of business. With this acquisition, it was considered more likely than not that a portion of the deferred tax assets were to be realized by White River. As part of the acquisition purchase accounting, the taxable income of White River was estimated for remainder of 2005 and the following five years. The result of these estimates was a reduction in the valuation allowance of $4.7 million at August 31, 2005. This adjustment to the valuation allowance was offset by a reduction to goodwill as part of the purchase of Coastal Credit.

PART I FINANCIAL INFORMATION

During the fourth quarter 2006, White River continued to evaluate its future taxable income based on the successful integration of Coastal Credit and other activity at UAC during 2006 that increased current and expected future taxable income. This evaluation determined that it is more likely than not that the federal deferred tax assets will be realized resulting in the reversal of the corresponding valuation allowance. A valuation allowance of $1.6 million was retained for state operating loss carryforwards as it is more likely than not that these carryforwards will not be realized.

White River adopted FIN 48 on January 1, 2007. The implementation of FIN 48 did not impact White River’s financial statements. As of January 1, 2007, there were no unrecognized tax benefits.

White River recognized interest and penalties, if any, on tax assessments or tax refunds in the financial statements as a component of income tax expense.

White River and its subsidiaries are subject to U.S. federal income tax and income tax of multiple state and local jurisdictions. The 2004 - 2006 U.S. federal income tax returns remain open to examination by the Internal Revenue Service. Various state jurisdictions remain open to examination for tax years 2002 and forward.

11. BUSINESS SEGMENT INFORMATION

White River is the holding company for Coastal Credit and UAC, which are specialized auto finance companies. These subsidiaries are distinct legal entities and managed separately. Corporate and Other is the White River holding company and includes debt and interest expense related to the acquisition of Coastal Credit, professional fees related to holding company activities of White River and the elimination of all inter-segment amounts, which generally relate to the holding company activities of White River.

Coastal Credit is a specialized sub-prime auto finance company engaged primarily in (1) acquiring retail installment sales contracts from both franchised and independent automobile dealers which have entered into contracts with purchasers of used and, to a much lesser extent, new cars and light trucks, and (2) servicing the contract portfolio. Coastal Credit commenced operations in Virginia in 1987 and conducts business in 22 states through its 16 branch locations. All goodwill relates to the Coastal Credit segment.

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

PART I FINANCIAL INFORMATION

Set forth in the table below is certain financial information with respect to White River’s segments.

For The Quarter Ended March 31, 2007	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$11,049	$7,387	$28	$18,464

Interest expense	(446)	(1,201)	(343)	(1,990)

Net interest margin	10,603	6,186	(315)	16,474

Recovery (provision) for estimated credit losses	803	(1,440)	-	(637)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	11,406	4,746	(315)	15,837

Total other revenues (charges), net	(7,050)	(82)	6,015	(1,117)

Total other expenses	431	2,715	539	3,685

Income before income taxes	$3,925	$1,949	$5,161	$11,035

For The Quarter Ended March 31, 2006	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$3,885	$6,847	$10	$10,742

Interest expense	(1,625)	(1,198)	(499)	(3,322)

Net interest margin	2,260	5,649	(489)	7,420

Recovery (provision) for estimated credit losses	934	(1,071)	-	(137)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	3,194	4,578	(489)	7,283

Total other revenues (charges), net	(2,187)	(94)	-	(2,281)

Total other expenses	1,281	2,603	513	4,397

Income (loss) before income taxes	$(274)	$1,881	$(1,002)	$605

The following table presents assets with respect to White River’s segments (in thousands) at:

	March 31,	December 31,
	2007	2006

Corporate and other	$39,797	$43,205
Coastal Credit	118,029	114,900
UAC	52,573	67,319

	$210,399	$225,424

PART I FINANCIAL INFORMATION

12. STOCK BASED COMPENSATION

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

Effective January 1, 2006, the restated employment agreement between Coastal Credit and William McKnight, President of Coastal Credit, includes a long-term incentive award. This award provides for the payment, in cash, of the value of 100,000 shares of White River stock, vesting in three annual increments of 33,333.33 shares on January 1, 2007, 2008 and 2009. In accordance with SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), this award is accounted for as a liability award. The value of payment is to be determined based on the mean of the trading value of White River shares for 20 trading days prior to the vesting date. Compensation expense related to this award approximated $199,000 and $128,000 for the quarters ended March 31, 2007 and 2006, respectively, and is included in salaries and benefits expense in the accompanying consolidated statements of operations. Additional compensation costs will be incurred based on the changes in White River’s stock price through 2008.

On May 5, 2006, White River shareholders approved the White River Capital, Inc. 2005 Stock Incentive Plan. The purpose of this plan is to offer certain employees, non-employee directors, and consultants the opportunity to acquire a proprietary interest in White River. The plan provides for the grant of options, restricted stock awards and performance stock awards.

On June 1, 2006, White River granted restricted stock awards totaling 84,000 shares to certain employees, vesting in three equal annual increments on January 2, 2007, 2008 and 2009. In addition, White River granted restricted stock awards totaling 9,000 shares that vest in three equal annual increments on March 31, 2007, 2008 and 2009. SFAS No. 123R is used for guidance in accounting for these awards. The value of awards is determined based on the trading value of White River shares on the June 1, 2006 grant date of $14.25 per share with an estimated forfeiture rate of 3%. During 2006, 6,600 shares with January 2 vesting dates were forfeited. During the first quarter 2007, the estimated forfeiture rate was increased to 7%. The effect of this change for prior periods combined with compensation expense related to the awards were $44,100 for the quarter ended March 31, 2007 and is included in salaries and benefits expense in the accompanying consolidated statements of operations. There were 21,320 and 2,800 shares vested and issued on January 2, 2007 and March 31, 2007, respectively.

As of March 31, 2007, there was $2.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted and long term incentive awards. That cost is expected to be recognized over a weighted-average period of 1.8 years.

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

	Quarters Ended March 31,
	2007	2006

Net income in thousands	$7,011	$1,137

Weighted average shares outstanding	3,835,458	3,812,822

Incremental shares from assumed conversions:
Warrants	82,998	51,264
Stock award plans	18,824	-

Weighted average shares and assumed incremental shares	3,937,280	3,864,086

Earnings per share:

Basic	$1.83	$0.30

Diluted	$1.78	$0.29

14. COMMITMENTS AND CONTINGENCIES

White River and its subsidiaries, as consumer finance companies, are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against White River and its subsidiaries could take the form of class action complaints by consumers. As the assignee of finance contracts originated by dealers, White River and its subsidiaries may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages. White River and its subsidiaries believe that it has taken prudent steps to address and mitigate the litigation risks associated with its business activities. In the opinion of White River’s management, the aggregate effect of such proceedings, if any, would not have a material effect on White River’s consolidated financial statements.

15. SUBSEQUENT EVENTS

On April 3, 2007 Coastal Credit prepaid $250,000 of subordinated debentures that had a fixed rate of interest of 12% and which were scheduled to mature in 2008. The remaining $7,450,000 of these subordinated debentures were prepaid on May 1, 2007.

PART I FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

White River Capital, Inc. (“White River”) is an Indiana corporation incorporated on December 30, 2004, for the purpose of acting as a holding company and effecting a recapitalization transaction proposed by the board of directors of Union Acceptance Company LLC (“UAC”).

On August 9, 2005, a share exchange between White River and UAC became effective upon the filing of Articles of Share Exchange with the State of Indiana. The outstanding shares of common stock of UAC were exchanged for shares of common stock of White River, at an exchange rate of one share of White River common stock for 100 shares of UAC common stock. White River exchanged 310,155 shares of its common stock for the outstanding shares of UAC. On August 31, 2005, White River completed the acquisition of 100% of the ownership interest in Coastal Credit LLC (“Coastal Credit”) with an aggregate purchase price of $50.8 million, including direct costs of acquisition. $45.0 million was paid at closing and $3.8 million, net of a $1.2 million receivable from the previous owners, was held back (subject to offsetting adjustments) until March 31, 2006 and paid with interest at the rate of 10% per annum. Upon completion of these transactions, White River became the parent holding company of UAC and Coastal Credit.

On August 31, 2005, White River completed a $35 million subscription offering. In this offering, White River issued 3,500,000 shares of common stock at the subscription price of $10.00 per share. The net proceeds of this subscription offering were used to acquire Coastal Credit, to repay a secured bridge note payable to Castle Creek Capital LLC, to pay transaction costs, and for ongoing operations.

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

Valuation of Creditor Notes Payable

The valuation of creditor notes payable is dependent on the actual cash flows from the beneficial interest in Master Trust. Once the cash flows from the Master Trust are estimated, as discussed in the Critical Accounting Policy “Valuation of Beneficial Interest in Master Trust”, the estimated distributions to creditors can be calculated using the percentage of notes owned by the third party creditor. These estimated distributions are then discounted to reflect the present value.

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

The ultimate realization of the deferred tax asset depends on White River’s ability to generate sufficient taxable income in the future and its ability to prevent an ownership change from occurring for tax purposes. The valuation allowance has been derived pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, and reduces the total deferred tax asset to an amount that will “more likely than not” be realized (see Note 10). White River adopted FIN 48 on January 1, 2007. The implementation of FIN 48 did not impact White River’s consolidated financial statements. As of January 1, 2007, there were no unrecognized tax benefits.

PART I FINANCIAL INFORMATION

On August 31, 2005, White River acquired Coastal Credit, an established, profitable operating business within UAC’s historical line of business. With this acquisition, it became likely that some of the deferred tax assts will be realized by White River. As part of the acquisition purchase accounting, the taxable income of Coastal Credit was estimated and partially offset by the taxable loss of UAC and corporate expenses of White River for the remainder of tax year 2005 and the following five years. The results of these estimates were a reduction in the valuation allowance of $4.7 million at August 31, 2005. This adjustment to the valuation allowance was offset by a reduction to goodwill as part of the purchase of Coastal Credit.

During 2006 White River continued to evaluate its future taxable income based on the successful integration of Coastal Credit and various other events that occurred during 2006. As a result of this evaluation, White River determined that, as of December 31, 2006, it is “more likely than not” that the federal deferred tax assets will be realized resulting in the reversal of the corresponding valuation allowance which contributed to the reduction of the $45.9 million reduction in valuation allowance during 2006.

New Accounting Pronouncements

During July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 establishes standards for measurement and recognition in financial statements of positions taken by an entity in its income tax returns. In addition, FIN No. 48 requires new disclosures about positions taken by an entity in its tax returns that are not recognized in its financial statements, information about potential significant changes in estimates related to tax positions and descriptions of open tax years by major jurisdiction. White River adopted FIN No. 48 on January 1, 2007. The measurement of positions taken in White River’s income tax returns was deemed immaterial.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements (“SFAS No. 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS No. 157 will apply whenever another United States Generally Accepted Accounting Principle standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. White River has elected to early adopt SFAS No. 157 as of January 1, 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits all entities to choose, at specified election dates, to measure eligible assets and liabilities at fair value. SFAS No. 159 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. White River has elected to early adopt SFAS No. 159 as of January 1, 2007 solely for creditor notes payable.

PART I FINANCIAL INFORMATION

Results of Operations

The Quarter Ended March 31, 2007 Compared to the Quarter Ended March 31, 2006 - Overview

Net income was $7.0 million, or $1.78 per diluted share, for the quarter ended March 31, 2007, compared to $1.1 million, or $0.29 per diluted share, for the quarter ended March 31, 2006. This increase in net income is primarily a result of the increase in accretion income related to other comprehensive income. As an increase in the fair value of beneficial interest in Master Trust is recorded, an adjustment is recorded to increase accumulated other comprehensive income in the shareholders’ equity section of the consolidated balance sheet. The accumulated other comprehensive income is accreted over time as interest income based on the projected cash distribution anticipated to occur from the Master Trust account. This result was partially offset by a decrease in interest on receivables from UAC.

PART I FINANCIAL INFORMATION

Discussion of Results

The following table presents consolidated financial information for White River for the periods indicated (in thousands):

For The Quarter Ended March 31, 2007	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$760	$7,387	$-	$8,147
Accretion and other interest	10,289	-	28	10,317

Total interest income	11,049	7,387	28	18,464

Interest expense	(446)	(1,201)	(343)	(1,990)

Net interest margin	10,603	6,186	(315)	16,474

Recovery (provision) for estimated credit losses	803	(1,440)	-	(637)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	11,406	4,746	(315)	15,837

OTHER REVENUES:
Charge to master trust—net	(1,061)	-	-	(1,061)
Change in fair market valuation of creditor liabilities	(238)	-	-	(238)
Gain from extinguishment of debt	(6,015)	-	6,015	-
Gain from deficiency sale	41	-	-	41
Other income	223	(82)	-	141

Total other revenues (charges), net	(7,050)	(82)	6,015	(1,117)

OTHER EXPENSES:
Salaries and benefits	68	1,954	120	2,142
Operating expenses	139	761	419	1,319
Third party servicing expense	218	-	-	218
Bankruptcy costs	6	-	-	6

Total other expenses	431	2,715	539	3,685

Income before income taxes	3,925	1,949	5,161	11,035

Income tax expense	-	-	(4,024)	(4,024)

Net income	$3,925	$1,949	$1,137	$7,011

For The Quarter Ended March 31, 2006	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$3,185	$6,847	$-	$10,032
Accretion and other interest	700	-	10	710

Total interest income	3,885	6,847	10	10,742

Interest expense	(1,625)	(1,198)	(499)	(3,322)

Net interest margin	2,260	5,649	(489)	7,420

Recovery (provision) for estimated credit losses	934	(1,071)	-	(137)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	3,194	4,578	(489)	7,283

OTHER REVENUES:
Charge to master trust—net	(2,388)	-	-	(2,388)
Gain from deficiency sale	46	-	-	46
Other income	155	(94)	-	61

Total other revenues (charges), net	(2,187)	(94)	-	(2,281)

OTHER EXPENSES:
Salaries and benefits	119	1,804	72	1,995
Operating expenses	384	799	441	1,624
Third party servicing expense	703	-	-	703
Bankruptcy costs	75	-	-	75

Total other expenses	1,281	2,603	513	4,397

Income (loss) before income taxes	(274)	1,881	(1,002)	605

Income tax benefit	-	-	532	532

Net income	$(274)	$1,881	$(470)	$1,137

PART I FINANCIAL INFORMATION

The Quarter Ended March 31, 2007 Compared to the Quarter Ended March 31, 2006

Interest on receivables decreased 18.8% to $8.1 million compared to $10.0 million for the quarters ended March 31, 2007 and 2006, respectively. Interest on receivables from UAC decreased $2.4 million due to a lower average securitized finance receivable and receivables held for investment balance of $23.5 million during the quarter ended March 31, 2007 as compared to $99.0 million during the quarter ended March 31, 2006. This decrease in interest on receivables was partially offset by an increase in interest on receivables from Coastal Credit of $0.5 million. This increase is due to an increase in the average finance receivable balance of $85.2 million for the quarter ended March 31, 2007 as compared to $78.1 million during the quarter ended March 31, 2006.

Accretion and other interest increased to $10.3 million compared to $0.7 million for the quarters ended March 31, 2007 and 2006, respectively. UAC contributed $9.6 million to this increase from an increase in accretion income of the beneficial interest in Master Trust. The fair value of beneficial interest in Master Trust has increased over time primarily as a result of reductions in estimated securitized finance receivable net losses. As an increase in the fair value of beneficial interest in Master Trust is recorded, an adjustment is recorded to increase accumulated other comprehensive income in the shareholders’ equity section of the consolidated balance sheet. The accumulated other comprehensive income is accreted over time as interest income. The individual components of accretion and other interest income are shown in the following table (in thousands):

	Quarters Ended March 31,
	2007	2006

UAC discount accretion for beneficial interest in Master Trust	$10,127	$480
Interest on restricted cash balances	190	230

UAC accretion and other interest income	$10,317	$710

Interest expense decreased 40.1% to $2.0 million compared to $3.3 million for the quarters ended March 31, 2007 and 2006, respectively. UAC interest expense decreased by $1.2 million due to the decrease in the average collateralized financings of $26.7 million during the quarter ended March 31, 2007 compared to $106.1 million during the same period ended March 31, 2006. Interest expense of Corporate and Other was $0.3 million compared to $0.5 million for the quarters ended March 31, 2007 and 2006, respectively, which is primarily related to the secured note payable. Coastal Credit interest expense was $1.2 million for the quarters ended March 31, 2007 and 2006. Coastal Credit interest expense is the result of the line of credit and subordinated debentures which averaged $56.0 million and $60.3 million for the quarters ended March 31, 2007 and 2006, respectively.

PART I FINANCIAL INFORMATION

Provision for estimated credit losses was $0.6 million compared to $0.1 million for the quarters ended March 31, 2007 and 2006, respectively. UAC contributed a recovery of $0.8 million and $0.9 million to the provision for estimated credit losses for the quarters ended March 31, 2007 and 2006, respectively. This change in recovery for estimated credit losses is due to stronger than projected cash flows from recoveries on defaulted receivables during the periods. In addition, as the receivable balances continue to liquidate a smaller reserve is required and thus less provision expense is recognized. This recovery was offset by a provision of $1.4 million and $1.1 million at Coastal Credit for the quarters ended March 31, 2007 and 2006, respectively. Provision for estimated credit losses is charged to income to bring Coastal Credit’s allowance for estimated credit losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables.

The charge to Master Trust, net was $1.1 million for the quarter ended March 31, 2007 compared to $2.4 million for the quarter ended March 31, 2006. Charge to Master Trust is expense related to future transfers of funds to the Master Trust from securitized finance receivables. UAC is the only segment that reports this activity.

Gain from deficiency sale was approximately $41,000 and $46,000 for the quarters ended March 31, 2007 and 2006. This gain is the result of the UAC sale of deficiency receivables.

Salaries and benefits increased to $2.1 million for the quarter ended March 31, 2007 compared to $2.0 million for the quarter ended March 31, 2006. There was no significant change in salaries and benefits during these periods.

Operating expenses decreased to $1.3 million for the quarter ended March 31, 2007 compared to $1.6 million for the quarter ended March 31, 2006. UAC operating expenses decreased $0.2 million between the periods as a result of a reduction in professional fees as UAC continued to wind down. Coastal Credit remained constant at $0.8 million. There was no significant change in operating expenses for Corporate and Other. The Corporate and Other expenses were primarily professional fees.

Third party servicing expenses decreased 69.0% to $0.2 million for the quarter ended March 31, 2007 compared to $0.7 million for the quarter ended March 31, 2006. UAC is the only segment that incurs this expense. This decrease is the result of decline in the number of accounts serviced by the third party servicer during the quarter ended March 31, 2007 as compared to March 31, 2006. UAC pays a monthly servicing fee per active receivable. As the number of receivable accounts decreases, the third party servicing expense decreases.

Bankruptcy costs are professional fees and expenses associated with the bankruptcy proceedings of UAC. These costs were $6,000 and $75,000 for the quarters ended March 31, 2007 and 2006, respectively. UAC is the only segment that incurs these costs which were for the purpose of assisting the reorganized company in complying with its bankruptcy plan. Future bankruptcy costs will be eliminated with the closure of the bankruptcy case on January 5, 2007.

Income tax benefit (expense) was a $(4.0) million expense for the quarter ended March 31, 2007 compared to a $0.5 million benefit for quarter ended March 31, 2006. The increase in income tax expense is due to higher income and a reduction in the valuation allowance in the quarter ended March 31, 2006. During 2006 White River continued to evaluate its future taxable income based on the successful integration of Coastal Credit and various other items that occurred during 2006. This evaluation determined that it is “more likely than not” that the federal deferred tax assets will be realized resulting in the reversal of the corresponding valuation allowance.

PART I FINANCIAL INFORMATION

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

PART I FINANCIAL INFORMATION

Financial Condition as of March 31, 2007 and December 31, 2006

Securitized Finance Receivables, Net

Securitized finance receivables, net balance is 36.8% less at March 31, 2007 compared to December 31, 2006. This decrease is attributable to the normal runoff of the portfolio. Principal balances of securitized finance receivables and the off-balance sheet securitization portfolios are summarized in the following table (in thousands):

	March 31,	December 31,
	2007	2006
Securitized Finance Receivables (1)
2004-A1	$199	$414
2004-A2	349	637
2004-B	449	855
2004-C	1,868	3,424
2005-A	2,994	4,913
2005-B	4,638	7,227
2005-C	7,581	11,330
	18,078	28,800

Off-Balance Sheet Securitizations
2001-B (2)	3,320	4,719
2001-C	10,482	14,070
2002-A	10,999	14,530
	24,801	33,319

Total Portfolios	$42,879	$62,119

(1) On-balance sheet portfolios held by UACSC as collateral for non-recourse asset-backed notes.
(2) The 2001-B transaction represents a separate issuance of notes, or a separate tranche, under the UACSC 1999 Master Owner Trust.

Finance Receivables, Net

Finance receivables, net refer to the receivables of Coastal Credit and generally have original terms ranging from 32 to 48 months and are secured by the related vehicles. As of March 31, 2007, Coastal Credit’s finance receivables consisted exclusively of contracts acquired by Coastal Credit without credit recourse to the dealer. Although all the contracts in Coastal Credit’s portfolio were acquired without credit recourse, each dealer remains liable to Coastal Credit for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

PART I FINANCIAL INFORMATION

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

During the quarter ended March 31, 2007, 26.0% of contracts acquired by Coastal Credit are contracts made with borrowers who are in the United States military as compared to 32.7% during the quarter ended March 31, 2006. Coastal Credit believes that having in the portfolio a significant percentage of contracts for which the borrowers are United States military personnel contributes to lower payment delinquency and greater collection personnel efficiencies. As of March 31, 2007 31.5% of the Coastal Credit Receivables were with borrowers who are in the United States military as compared to 32.6% as of December 31, 2006. Coastal Credit requests that all borrowers who are in the military use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower. Delinquency of payments on contracts paid by allotment historically has been less than delinquency of payments on contracts not paid by allotment. As a result, the collection effort associated with the military contracts requires substantially less time, allowing Coastal Credit’s collection staff to focus on an increasing number of non-military contracts.

Beneficial Interest in Master Trust

Beneficial interest in Master Trust decreased to $10.1 million at March 31, 2007 compared to $23.6 million at December 31, 2006. This decrease is primarily due to cash distributed or available for distribution from the Master Trust account. UAC used a 15% discount rate to value the beneficial interest in Master Trust as of March 31, 2007 and December 31, 2006.

UAC continually assesses the adequacy of its beneficial interest in Master Trust cash flow model and, as necessary, adjusts both its cash flow model and the balance of the beneficial interest in Master Trust accordingly. Adjustments to beneficial interest in Master Trust are recorded as accumulated other comprehensive income in the shareholders’ equity section of the consolidated balance sheet and are accreted over time as accretion and other interest. The anticipated amortization period of the accumulated other comprehensive income is based on the estimated cash flows from the Master Trust which are projected to be completed by 2010. Accumulated other comprehensive income, net of taxes was $6.3 million and $11.1 million at March 31, 2007 and December 31, 2006, respectively.

Collateralized Financings

Collateralized financings were $21.2 million at March 31, 2007, compared to $32.4 million at December 31, 2006. The decrease was the result of principal payments to note holders that correspond to the principal reduction of securitized finance receivables, net.

Accrued Interest Payable

Accrued interest payable was $1.0 million at March 31, 2007, compared to $1.2 million at December 31, 2006. The change in accrued interest payable is the result of the declining collateralized financing and line of credit balance partially offset by the increase in the line of credit interest rate between the periods.

PART I FINANCIAL INFORMATION

Creditor Notes Payable

Creditor notes payable was $2.1 million at March 31, 2007, compared to $1.4 million at December 31, 2006. The increase was the result of recording the creditor notes payable at fair value in accordance with SFAS No. 159 which was adopted on January 1, 2007. The initial fair value adjustment increased creditor notes payable by approximately $994,000 and increased accumulated deficit net of taxes.

In October 2006, the remaining general unsecured claims of UAC not owned by White River (held by creditors with whom UAC had lost contact) were expunged by court order. As a result, there remains only one creditor of the UAC bankruptcy estate other than White River.

Liquidity and Capital Resources for the Three Months Ended March 31, 2007 and 2006

Net cash provided by operating activities was $1.2 million for the quarter ended March 31, 2007 compared to $2.7 million for the quarter ended March 31, 2006. The change in net cash flows is primarily from the reduction of interest on receivables from UAC related to the reduction in the average securitized finance receivables between the periods.

Net cash provided by investing activities was $14.1 million for the quarter ended March 31, 2007 compared to net cash used in investing activities of $24.0 million for the quarter ended March 31, 2006. This change was primarily the result of a reduction in the principal collection and recoveries on securitized finance receivables. This activity was partially offset by the collection on beneficial interest in Master Trust which occurred during the quarter ended March 31, 2007 but did not occur during the quarter ended March 31, 2006.

Net cash used in financing activities was $17.2 million for the quarter ended March 31, 2007 compared to $27.5 million for the quarter ended March 31, 2006. Net cash flows used in financing activities for the quarter ended March 31, 2007 primarily resulted from the $11.2 million principal payments of collateralized financing and the net decrease in the line of credit during the period of $4.5 million. Net cash used in financing activities for the quarter ended March 31, 2006 primarily resulted from the $32.0 million principal payments of collateralized financing partially offset by the net borrowings on the line of credit during the period of $4.5 million.

At March 31, 2007, White River and its subsidiaries had cash and cash equivalents of $5.0 million compared to $6.1 million at March 31, 2006. White River and its subsidiaries have ongoing cash flow requirements to support their operations.

Coastal Credit has a revolving credit facility from a lending institution with a maximum borrowing limit at March 31, 2007 of $100.0 million. The maturity date is December 31, 2011. As of March 31, 2007, Coastal Credit had $45.0 million of indebtedness outstanding under this facility. Total availability under the line of credit was $71.9 million based upon the level of eligible collateral with $26.9 million available in excess of the amount utilized at March 31, 2007. The credit facility is secured by substantially all of the assets of Coastal Credit. In addition, White River has provided an unconditional corporate guaranty. Coastal Credit must maintain specified financial ratios within guidelines established by the lender and is in compliance with these ratios. Interest is paid monthly at a variable rate, based on meeting certain financial criteria. At March 31, 2007, the rate was the London Interbank Offered Rate (“LIBOR”) plus 2.60% (7.92%). There is an annual commitment fee of 1/8 of 1% on the average daily unused commitment. In the event of a significant pay down or an earlier retirement of the revolver commitment, Coastal Credit would sustain certain prepayment penalties. This facility limits distributions Coastal Credit may make to White River to 50% of Coastal Credit’s net income in addition to permitted payments on subordinated debt (including White River debt guaranteed by Coastal Credit).

PART I FINANCIAL INFORMATION

Coastal Credit has $7.7 million in subordinated debentures outstanding at March 31, 2007. Interest on the notes is payable quarterly at a fixed rate of interest of 12% per annum. At March 31, 2007, approximately 43% of the holders of subordinated debentures were related parties. All of the subordinated debt matures in 2008 and is subordinated to the line of credit and White River’s secured note payable.  On April 3, 2007, Coastal Credit prepaid $250,000 of subordinated debentures.  The remaining $7,450,000 of these subordinated debentures were prepaid on May 1, 2007.

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

White River has outstanding $12.2 million in a secured note at March 31, 2007. Interest on the note is payable quarterly in arrears at a fixed rate of 10.75% per annum. The secured note payable is secured by White River’s ownership interest in Coastal Credit and is guaranteed by Coastal Credit, but subordinate to the revolving credit facility of Coastal Credit. Principal is payable in quarterly installments of $937,500 which began July 1, 2006. Prepayment of the note is allowed beginning September 1, 2007. There is a 2% prepayment penalty if prepayment occurs between September 1, 2007 and August 30, 2008. This prepayment is 1% if prepayment occurs between September 1, 2008 and August 30, 2009. There is no penalty if the prepayment occurs after August 30, 2009.

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

PART I FINANCIAL INFORMATION

Securitized Finance Receivables

Selected information about active UAC securitizations (dollars in thousands):

Current Transaction	Initial Transaction	Original Amount of Initial Transaction	Remaining Balance at March 31, 2007	Remaining Balance as a Percentage of Original Amount	Net Loss Incurred to Original Amount at March 31, 2007

On Balance Sheet Securitized Finance Receivables:
2004-A1	1999-C	$ 364,792	$ 199	0.05%	9.32%
2004-A2	1999-D	302,693	349	0.12%	10.80%
2004-B	2000-A	282,721	449	0.16%	8.90%
2004-C	2000-B	534,294	1,868	0.35%	11.40%
2005-A	2000-C	499,999	2,994	0.60%	9.46%
2005-B	2000-D	510,000	4,638	0.91%	10.07%
2005-C	2001-A	573,000	7,581	1.32%	9.21%
		3,067,499	18,078

Off Balance Sheet Securitized Finance Receivables:
2001-B		150,002	3,320	2.21%	7.35%
2001-C		330,000	10,482	3.18%	6.84%
2002-A		300,000	10,999	3.67%	4.97%
		780,002	24,801

Total		$3,847,501	$42,879	1.11%	8.58%

PART I FINANCIAL INFORMATION

    Delinquency experience of securitized finance receivables at UAC (dollars in thousands):

	March 31, 2007	December 31, 2006

Securitized finance receivables principal balance	$18,078	$28,800

Delinquencies:
30-59 days	1,578	2,812
60-89 days	496	748
90+ days	222	419
Total delinquencies	$2,296	$3,979

Delinquencies as a percentage of securitized finance receivables	12.7%	13.8%

Off-balance sheet finance receivables principal balance	$24,801	$33,319

Delinquencies:
30-59 days	1,115	1,929
60-89 days	320	544
90+ days	133	220
Total delinquencies	$1,568	$2,693

Delinquencies as a percentage of securitized finance receivables	6.3%	8.1%

Provisions were made for estimated net credit losses of securitized finance receivables in conjunction with each repurchased off-balance sheet securitization. The cumulative credit loss assumptions used for the pools of receivables repurchased as of March 31, 2007 ranged from 8.90% to 11.39%, compared to a range of 8.91% to 11.44% as of December 31, 2006.

PART I FINANCIAL INFORMATION

Allowance for loan losses of securitized finance receivables at UAC ($ in thousands):

	Quarters Ended March 31,
	2007	2006

Balance at the beginning of period	$1,617	$6,503
Charge-offs	(1,088)	(4,251)
Recoveries	1,155	3,549
Provision (recovery) for estimated credit losses	(803)	(934)

Balance at the end of the period	$881	$4,867

Net charge offs (recoveries)	$(67)	$702
Securitized finance receivables	$18,078	$81,079

Allowance for loan losses as a percent of securitized finance receivables	4.87%	6.00%

Annualized net charge offs (recoveries) as a percent of securitized finance receivables	(1.48)%	3.46%

Allowance for loan losses as a percent of annualized net charge offs	not meaningful	173.33%

Finance Receivables

Delinquency experience of finance receivables at Coastal Credit, including unearned interest ($ in thousands):

	March 31,	December 31,
	2007	2006

Finance receivables - gross balance	$106,250	$104,399

Delinquencies:
30-59 days	1,244	1,261
60-89 days	770	898
90+ days	1,220	1,208
Total delinquencies	$3,234	$3,367

Delinquencies as a percentage of finance receivables - gross balance	3.0%	3.2%

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

Allowance for loan losses of finance receivables ($ in thousands):

	Quarters Ended March 31,
	2007	2006
Balance at beginning of period	$5,694	$6,031
Charge-offs, net of recoveries	(1,440)	(1,186)
Provision for estimated credit losses	1,440	1,071

Balance at the end of the period	$5,694	$5,916

Net charge offs	$1,440	$1,186
Finance receivables, net of unearned finance charges	$98,357	$91,381

Allowance for loan losses as a percent of finance receivables, net of unearned finance charges	5.79%	6.47%

Annualized net charge offs as a percent of finance receivables, net of unearned finance charges	5.86%	5.19%

Allowance for loan losses as a percent of annualized net charge offs	98.85%	124.70%

Discussion of Forward-Looking Statements

The preceding Management’s Discussion and Analysis contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Forward-looking statements are also made elsewhere in this report. White River publishes other forward-looking statements from time to time. Statements that are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are intended to identify forward-looking statements. We caution you to be aware of the speculative nature of “forward-looking statements.” Although these statements reflect White River’s good faith belief based on current expectations, estimates and projections about (among other things) the industry and the markets in which White River operates and the performance of its subsidiaries’ receivables portfolios, they are not guarantees of future performance. Whether actual results will conform to management’s expectations and predictions is subject to a number of known and unknown risks and uncertainties, including:

▪	the risks and uncertainties discussed in White River’s 2006 Annual Report on Form 10-K;

▪	general economic, market, or business conditions;

PART I FINANCIAL INFORMATION

▪	changes in interest rates, the cost of funds, and demand for White River’s financial services;

▪	changes in White River’s competitive position;

▪	White River’s ability to manage growth;

▪	the opportunities that may be presented to and pursued by White River;

▪	competitive actions by other companies;

▪	changes in laws or regulations;

▪	changes in the policies of federal or state regulators and agencies; and

▪	other circumstances, many of which are beyond White River’s control.

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

ITEM 4. CONTROLS AND PROCEDURES.

White River carried out an evaluation, under the supervision of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of White River’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15 as of March 31, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2007, White River’s disclosure controls and procedures are effective in accumulating and communicating to management (including such officers) the information required to be included in White River’s periodic SEC filings.

PART II OTHER INFORMATION

PART II

ITEM 1. LEGAL PROCEEDINGS.

The U.S. Bankruptcy Court for the Southern District of Indiana issued a final decree and closed the Chapter 11 bankruptcy case of Union Acceptance Company LLC on January 5, 2007.

ITEM 6. EXHIBITS.

4.1
Third Amendment to Finance Agreement, dated January 2, 2007, between Coastal Credit LLC and Wells Fargo Financial Preferred Capital, Inc. (incorporated by reference to Exhibit 4.8(d) of registrant's annual report of Form 10-K for 2006)

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

White River Capital, Inc.
(Registrant)

May 11, 2007	By:	/s/ Martin J. Szumski
Martin J. Szumski
Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer)