Form 10-Q
period 2007-06-30
White River Capital Inc
filed 2007-08-08
CIK 1318545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 8, 2007, there were 3,842,287 shares outstanding of the issuer’s Common Stock, without par value.

White River Capital, Inc.
Form 10-Q for the Quarter Ended June 30, 2007

- INDEX -

ii

PART I   FINANCIAL INFORMATION

PART I

ITEM 1. FINANCIAL STATEMENTS.

(Dollars in thousands)

ASSETS	June 30, 2007	December 31, 2006

Cash and cash equivalents	$5,882	$6,958
Restricted cash	6,737	13,618
Securitized finance receivables—net	10,530	27,447
Finance receivables—net	81,460	78,693
Beneficial interest in Master Trust	10,339	23,601
Goodwill	34,698	34,698
Deferred tax assets—net	36,540	38,189
Other assets	2,244	2,220

TOTAL	$188,430	$225,424

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Collateralized financings	$12,543	$32,368
Line of credit	44,500	49,500
Secured note payable	11,250	13,125
Subordinated debentures	-	7,700
Accrued interest	653	1,169
Amounts due to Master Trust	4,792	8,400
Creditor notes payable	1,053	1,392
Other payables and accrued expenses	2,359	3,852

Total liabilities	77,150	117,506

SHAREHOLDERS’ EQUITY:

Preferred Stock, without par value, authorized 3,000,000 shares; none issued and outstanding	-	-
Common Stock, without par value, authorized 20,000,000 shares; 3,842,287 and 3,813,155 issued and outstanding at June 30, 2007 and December 31, 2006, respectively	179,796	179,594
Warrants, 150,000 outstanding at June 30, 2007 and December 31, 2006	534	534
Accumulated other comprehensive income, net of taxes	6,228	11,107
Accumulated deficit	(75,278)	(83,317)

Total shareholders’ equity	111,280	107,918

TOTAL	$188,430	$225,424

See notes to condensed consolidated financial statements.

PART I   FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarters Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
INTEREST:
Interest on receivables	$8,138	$9,577	$16,286	$19,609
Accretion and other interest	966	2,697	11,283	3,407

Total interest income	9,104	12,274	27,569	23,016

Interest expense	(1,548)	(3,082)	(3,539)	(6,423)

Net interest margin	7,556	9,192	24,030	16,593

Recovery (provision) for estimated credit losses	(862)	523	(1,500)	385

Net interest margin after recovery (provision) for estimated credit losses	6,694	9,715	22,530	16,978

OTHER REVENUES (EXPENSES):
Salaries and benefits	(2,010)	(2,127)	(4,152)	(4,123)
Third party servicing expense	(136)	(477)	(354)	(1,180)
Other operating expenses	(1,499)	(1,611)	(2,818)	(3,217)
Bankruptcy costs	-	(57)	(6)	(131)
Charge to Master Trust—net	(429)	(5,614)	(1,490)	(8,001)
Change in fair market valuation of creditor liabilities	50	-	(187)	-
Gain (loss) from extinguishment of debt	-	(202)	-	(202)
Gain (loss) from deficiency sale	(19)	3,663	22	3,709
Other income (expense)	(66)	(100)	75	(39)

Total other revenues (expenses)	(4,109)	(6,525)	(8,910)	(13,184)

INCOME BEFORE INCOME TAXES	2,585	3,190	13,620	3,794

INCOME TAX BENEFIT (EXPENSE)	(925)	439	(4,949)	971

NET INCOME	$1,660	$3,629	$8,671	$4,765

NET INCOME PER COMMON SHARE (BASIC)	$0.43	$0.95	$2.26	$1.25

NET INCOME PER COMMON SHARE (DILUTED)	$0.42	$0.94	$2.20	$1.23

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,842,287	3,813,155	3,839,080	3,812,989

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,949,069	3,868,828	3,940,983	3,866,358

See notes to condensed consolidated financial statements.

PART I   FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,671	$4,765
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of beneficial interest in Master Trust	(10,961)	(2,942)
Provision (recovery) for estimated credit losses	1,500	(385)
Amortization and depreciation	214	249
Amortization of discount and interest accrued on creditor notes payable	186	630
Gain from disposition of equipment	(14)	-
Loss (gain) from extinguishment of debt	-	202
Deferred income taxes	4,816	(1,049)
Change in fair value of creditor notes payable	187	-
Stock based compensation expense	202	102
Changes in assets and liabilities:
Accrued interest receivable and other assets	390	(1,231)
Amounts due to Master Trust	(3,609)	(103)
Payment of creditor notes payable accrued interest	(137)	(251)
Other payables and accrued expenses	(1,915)	791
Net cash provided by (used in) operating activities	(470)	778

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of Coastal Credit purchase holdback	-	(3,840)
Principal collections and recoveries on securitized finance receivables	17,477	53,466
Purchase of finance receivables	(31,862)	(34,288)
Collections on finance receivables	25,961	25,210
Principal collections and recoveries on receivables held for investment	654	1,967
Collections on beneficial interest in Master Trust	16,481	2,953
Change in restricted cash	6,881	4,657
Proceeds from sale of equipment	14	-
Capital expenditures	(151)	(31)
Net cash provided by (used in) investing activities	35,455	50,094

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on collateralized financings	(19,825)	(56,952)
Principal payments on secured note payable	(1,875)	-
Principal payments on creditor notes payable	(1,661)	(389)
Net borrowing (repayment) in line of credit	(5,000)	6,000
Principal payments of subordinated debentures	(7,700)	-
Net cash provided by (used in) financing activities	(36,061)	(51,341)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,076)	(469)
CASH AND CASH EQUIVALENTS—Beginning of year	6,958	6,878
CASH AND CASH EQUIVALENTS—End of period	$5,882	$6,409

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax refunds	$1	$2
Interest paid	$3,705	$5,899
Non cash items:
Initial fair value adjustment for creditor notes payable	$994	$-
Transfer of securitized finance receivables—net to other assets after the collateralized financing for securitization 2003-A was paid in full	$-	$2,771

See notes to condensed consolidated financial statements.

PART I   FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

NET INCOME	$1,660	$3,629	$8,671	$4,765

OTHER COMPREHENSIVE INCOME:
Unrealized gain on beneficial interest in Master Trust, net of tax	534	5,787	2,147	9,662
Reclassification adjustment for gain included in net income, net of tax	(595)	(2,462)	(7,026)	(2,942)
Net other comprehensive income	(61)	3,325	(4,879)	6,720

COMPREHENSIVE INCOME	$1,599	$6,954	$3,792	$11,485

See notes to condensed consolidated financial statements.

PART I   FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) QUARTERS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

PART I   FINANCIAL INFORMATION

2.	GENERAL DISCUSSION

White River Capital, Inc. (“White River”) is a holding company for specialized indirect auto finance businesses, with two principal operating subsidiaries, Coastal Credit LLC (“Coastal Credit”) and Union Acceptance Company LLC (“UAC”). Coastal Credit, based in Virginia Beach, Virginia, is a specialized subprime auto finance company engaged in acquiring subprime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks. Coastal Credit then services the receivables it acquires. Coastal Credit operates in 22 states through 16 offices. UAC, based in Indianapolis, Indiana, holds and oversees its portfolio of approximately $29.7 million in non-prime auto receivables, as of June 30, 2007. Its portfolio is held approximately 61.6% in off-balance sheet securitizations, 36.2% through subsidiary non-recourse financings and 2.2% directly or by subsidiaries not subject to financing. On January 5, 2007, the U.S. Bankruptcy Court for the Southern District of Indiana issued a final decree and closed UAC’s Chapter 11 bankruptcy case. UAC remains contractually obligated to distribute its remaining assets in compliance with its Second Amended and Restated Plan of Reorganization (the “Plan” or the “Plan of Reorganization”) approved in connection with the bankruptcy case. Under the Plan, UAC must pay net proceeds from its residual interest in its receivables portfolios and other estate assets to creditors holding notes and claims under the Plan. White River owns all of UAC’s general unsecured claims, 89.1% of UAC’s restructured subordinated notes (“Subordinated Notes”) and 94.7% of UAC's accrual notes (“Accrual Notes”) issued under the Plan.  Upon closing of the bankruptcy case, UAC was designated the Creditor Representative in connection with the distribution of its remaining assets as contractually required under the Plan.

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

The following table represents the restricted net assets and liabilities related to non-recourse collateralized financings (in millions) as of:

	June 30,	December 31,
	2007	2006

Securitized finance receivables—net	$10.5	$27.4
Restricted cash	6.7	13.3
Receivable from servicer included in other assets	0.2	0.3
Collateralized financings	(12.5)	(32.4)
Accrued interest payable	0.0	(0.1)
Other payables and accrued expenses	(0.1)	(0.1)

Amounts due to Master Trust	$4.8	$8.4

PART I   FINANCIAL INFORMATION

4.	SECURITIZED FINANCE RECEIVABLES—NET

Securitized finance receivables-net are recorded at the outstanding principal balance of the receivables plus accrued interest receivable, net of an allowance for credit losses. The following table represents components of securitized finance receivables—net (in thousands) as of:

	June 30,	December 31,
	2007	2006

Principal balance of securitized finance receivables	$10,755	$28,800
Accrued interest receivable	97	264
Allowance for credit losses	(322)	(1,617)

Securitized finance receivables—net	$10,530	$27,447

Activity in the allowance for credit losses on securitized finance receivables is as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Balance at the beginning of period	$881	$4,867	$1,617	$6,503
Charge-offs	(627)	(2,064)	(1,714)	(6,316)
Recoveries	900	2,842	2,054	6,391
Provision (recovery) for estimated credit losses	(832)	(1,556)	(1,635)	(2,489)

Balance at the end of the period	$322	$4,089	$322	$4,089

5.	COLLATERALIZED FINANCINGS

Principal and interest on the collateralized financings are paid monthly with total cash received from the corresponding securitized finance receivables collateralizing the notes. If the cash received within the month is insufficient to pay the note principal and interest, funds are drawn from restricted cash accounts or the Master Trust account in accordance with the Master Trust Agreement. Interest expense related to these collateralized financings, including the amortization of debt issuance costs, was $0.2 million and $1.0 million for the quarters ended June 30, 2007 and 2006, respectively, and $0.5 million and $2.3 million for the six months ended June 30, 2007 and 2006, respectively. On June 8, 2007 the collateralized financings for notes series 2004-A1, 2004-A2 and 2004-B were paid in full.

PART I   FINANCIAL INFORMATION

The following table summarizes the outstanding principal balance of the collateralized financings (in thousands) at:

	Note	Initial Note	June 30,	December 31,
Notes Series	Rate	Amount	2007	2006

Series 2004-A1	4.15%	$29,485	$-	$425
Series 2004-A2	4.55	29,298	-	764
Series 2004-B	5.02	25,896	-	1,009
Series 2004-C	4.89	51,992	1,233	3,946
Series 2005-A	4.49	47,742	2,113	5,564
Series 2005-B	4.69	50,684	3,439	8,087
Series 2005-C	5.40	54,933	5,758	12,573

		$290,030	$12,543	$32,368

6.	BENEFICIAL INTEREST IN MASTER TRUST

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

o
Liquidation recovery– consists of net auction proceeds, deficiency recoveries by the servicer, and scheduled payments from defaulted accounts. On a monthly basis for each pool, liquidation recovery cash dollars as a percentage of gross default dollars has been calculated based on a rolling twelve month average. This twelve month average for each pool is used to project monthly liquidation recovery by multiplying this value by the monthly estimated gross default dollars projected.

PART I   FINANCIAL INFORMATION

o
Bankruptcy recovery– consists of cash recovered from accounts charged off and in bankruptcy status. Bankruptcy cash flows are somewhat independent of default rates due to bankruptcy court involvement and the latitude allowed debtors during the bankruptcy process. UAC has observed a reasonably predictable cash flow stream from bankruptcy payments in each securitized pool. This cash flow stream will, however, eventually expire as the bankruptcy cases are dismissed from the various courts with either a successful or non-successful outcome. A previous twelve month average of bankruptcy cash flows is calculated for each pool. This value is then reduced on a straight line basis over either a 13 or 25 month period. The bankruptcy recovery has been adjusted to reflect the percentage of accounts remaining after a significant portion of the Chapter 13 bankruptcy receivables were sold during June 2006.

Finally, gross credit losses are netted against the two recovery cash streams to estimate future net credit losses.

The weighted average net credit loss assumption as a percentage of the original principal balance over the life of the receivables to value beneficial interest in Master Trust was 8.55% and 8.61% at June 30, 2007 and December 31, 2006, respectively.

▪
Prepayment Assumptions—UAC estimates prepayments by evaluating the historical prepayment performance of each pool of receivables. UAC used annual prepayment rates ranging from 30.9% to 40.2% at June 30, 2007 as compared to 30.2% to 46.0% at December 31, 2006.

▪
Discount Rate Assumptions—UAC determines the estimated fair value of its beneficial interest in Master Trust by discounting the expected cash flows released from the Master Trust account (the cash out method) using a discount rate that UAC believes is commensurate with the risks involved. UAC used a discount rate of 15% to value the beneficial interest in Master Trust at June 30, 2007 and December 31, 2006 to reflect current market conditions.

The following table presents the beneficial interest in Master Trust (in thousands) on a recurring basis using significant unobservable inputs (Level 3) per SFAS No. 157 for the quarter and six months ended June 30, 2007:

	Quarter Ended June 30, 2007	Six Months Ended June 30, 2007

Beginning balance	$10,079	$23,601
Total unrealized gains included in other comprehensive income	842	3,381
Purchases, issuances and settlements	(582)	(16,643)
Transfers in and/or out of Level 3	-	-
Ending balance	$10,339	$10,339

Total gains realized and unrealized included in earnings reported in accretion and other interest was $0.8 million and $11.0 million for the quarter and six months ended June 30, 2007, respectively.  There was no effect recorded in beneficial interest in Master Trust for the adoption of SFAS No. 157.

PART I   FINANCIAL INFORMATION

7.	FINANCE RECEIVABLES – NET

Finance receivables – net are acquired by Coastal Credit and generally have original terms ranging from 32 to 48 months and are secured by the related vehicles.

A significant number of contracts acquired by Coastal Credit are contracts made with borrowers who are in the United States military. As of June 30, 2007 30.1% of the Coastal Credit Receivables were with borrowers who are in the United State military as compared to 32.6% as of December 31, 2006. Coastal Credit requests that all borrowers who are in the military use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower.

Finance receivables – net outstanding is as follows (in thousands):

	June 30,	December 31,
	2007	2006

Finance receivables, gross	$106,027	$104,399
Unearned interest	(6,998)	(8,574)
Finance receivables, net of unearned finance charge income	99,029	95,825

Accretable unearned acquisition discounts and fees	(11,785)	(11,438)
Finance receivables, net of unearned finance charge income and discounts and fees	87,244	84,387

Allowance for loan losses	(5,784)	(5,694)

Finance receivables, net	$81,460	$78,693

Activity in the allowance for loan losses on finance receivables is as follows (dollars in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Balance at beginning of period	$5,694	$5,916	$5,694	$6,031
Charge-offs, net of recoveries	(1,605)	(1,117)	(3,045)	(2,303)
Provision for estimated credit losses	1,695	1,033	3,135	2,104

Balance at the end of the period	$5,784	$5,832	$5,784	$5,832

PART I   FINANCIAL INFORMATION

8.	OTHER ASSETS

Other assets are as follows (in thousands) at:

	June 30,	December 31,
	2007	2006

Receivable from servicer	$205	$296
Prepaid expenses	354	408
Property, equipment and leasehold improvements, net	649	609
Receivables held for investment, net	635	454
Receivable from Master Trust account	283	268
Other	118	185
Total other assets	$2,244	$2,220

9.	CREDITOR NOTES PAYABLE

White River’s adoption of SFAS No. 159 will apply solely to creditor notes payable. Creditor notes payable consists of debt owed to the one remaining third party creditor from the UAC bankruptcy. During September 2003, UAC recorded the bankruptcy debt at fair value in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. This fair value adjustment resulted in a gain. Since that time, accretion interest expense has been recognized based on the original fair value calculation and the creditor notes payable increased based on this calculation. Since September 2003, no adjustments have been made to this accretion schedule for the increase or decrease in performance of the receivables of UAC. The only adjustments that had been made were for the creditor notes that were purchased by White River and were subsequently extinguished in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Prior to the adoption of SFAS No. 159, creditor notes payable was being accreted to its full contractual value. Using this methodology, the creditor notes payable would have continued to accrete to their full contractual value. With the adoption of SFAS No. 159, creditor notes payable is recorded at fair value which represents the present value of the amount that UAC expects to pay to the creditors from the residual assets of the beneficial interest in Master Trust. The assumptions used to calculate the fair value of creditor notes payable are consistent with that of the beneficial interest in Master Trust. The beneficial interest in Master Trust is in essence the only material asset UAC has remaining to pay the creditor notes payable. Beneficial interest in Master Trust is recorded at fair value.

PART I   FINANCIAL INFORMATION

The following table presents the creditor notes payable (in thousands) on a recurring basis using significant unobservable inputs (Level 3) per SFAS No. 157 for the quarter and six months ended June 30, 2007:

	Quarter Ended June 30, 2007	Six Months Ended June 30, 2007

Beginning balance	$2,117	$2,478
Total losses (gains) included in earnings (recorded as other revenues)	(50)	188
Purchases, issuances and settlements	(1,014)	(1,613)
Transfers in and/or out of Level 3	-	-
Ending balance	$1,053	$1,053

The contractual interest related to the creditor notes payable will continue to be accrued as interest expense and the interest payable will be included in the fair value calculation along with the creditor notes payable on a quarterly basis.  The difference between the aggregate fair value and the unpaid principal balance of creditor notes payable was $1.7 million as of June 30, 2007.  The ultimate amount paid to creditor notes payable could differ depending on the actual cash flows from the beneficial interest in Master Trust.

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

White River is the holding company for Coastal Credit and UAC, which are specialized auto finance companies. These subsidiaries are distinct legal entities and managed separately. Corporate and Other is the White River holding company segment and includes debt and interest expense related to the acquisition of Coastal Credit, professional fees related to holding company activities of White River and the elimination of all inter-segment amounts, which generally relate to the holding company activities of White River.

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

PART I   FINANCIAL INFORMATION

UAC is a specialized auto finance company. On January 5, 2007, the U.S. Bankruptcy Court for the Southern District of Indiana issued a final decree and closed UAC’s Chapter 11 bankruptcy case. UAC remains contractually obligated to distribute its remaining assets in compliance with its Second Amended and Restated Plan of Reorganization (the “Plan” or the “Plan of Reorganization”) approved in connection with the bankruptcy case. Under the Plan, UAC must pay net proceeds from its residual interest in its receivables portfolios and other estate assets to creditors holding notes and claims under the Plan. White River owns all of UAC’s general unsecured claims, 89.1% of UAC’s restructured subordinated notes (“Subordinated Notes”) and 94.7% of UAC's accrual notes (“Accrual Notes”) issued under the Plan.  Upon closing of the bankruptcy case, UAC was designated the Creditor Representative in connection with the distribution of its remaining assets as contractually required under the Plan.

PART I   FINANCIAL INFORMATION

Set forth in the table below is certain financial information with respect to White River’s segments.

For The Quarter Ended June 30, 2007	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$1,429	$7,654	$21	$9,104

Interest expense	(279)	(952)	(317)	(1,548)

Net interest margin	1,150	6,702	(296)	7,556

Recovery (provision) for estimated credit losses	833	(1,695)	-	(862)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	1,983	5,007	(296)	6,694

Total other revenues and (expenses)	(9,939)	(2,833)	8,663	(4,109)

Income (loss) before income taxes	$(7,956)	$2,174	$8,367	$2,585

For The Quarter Ended June 30, 2006	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$5,052	$7,208	$14	$12,274

Interest expense	(1,292)	(1,367)	(423)	(3,082)

Net interest margin	3,760	5,841	(409)	9,192

Recovery (provision) for estimated credit losses	1,556	(1,033)	-	523

Net interest margin (deficit) after recovery (provision) for estimated credit losses	5,316	4,808	(409)	9,715

Total other revenues and (expenses)	(4,469)	(2,932)	876	(6,525)

Income before income taxes	$847	$1,876	$467	$3,190

For The Six Months Ended June 30, 2007	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$12,479	$15,041	$49	$27,569

Interest expense	(726)	(2,153)	(660)	(3,539)

Net interest margin	11,753	12,888	(611)	24,030

Recovery (provision) for estimated credit losses	1,635	(3,135)	-	(1,500)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	13,388	9,753	(611)	22,530

Total other revenues and (expenses)	(17,419)	(5,630)	14,139	(8,910)

Income (loss) before income taxes	$(4,031)	$4,123	$13,528	$13,620

For The Six Months Ended June 30, 2006	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$8,937	$14,055	$24	$23,016

Interest expense	(2,917)	(2,565)	(941)	(6,423)

Net interest margin	6,020	11,490	(917)	16,593

Recovery (provision) for estimated credit losses	2,489	(2,104)	-	385

Net interest margin (deficit) after recovery (provision) for estimated credit losses	8,509	9,386	(917)	16,978

Total other revenues and (expenses)	(7,936)	(5,629)	381	(13,184)

Income (loss) before income taxes	$573	$3,757	$(536)	$3,794

PART I   FINANCIAL INFORMATION

The following table presents assets with respect to White River’s segments (in thousands) at:

	June 30,	December 31,
	2007	2006

Corporate and other	$39,569	$43,205
Coastal Credit	118,609	114,900
UAC	30,252	67,319

	$188,430	$225,424

12.	STOCK BASED COMPENSATION

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

Effective January 1, 2006, the restated employment agreement between Coastal Credit and William McKnight, President of Coastal Credit, includes a long-term incentive award. This award provides for the payment, in cash, of the value of 100,000 shares of White River stock, vesting in three annual increments of 33,333.33 shares on January 1, 2007, 2008 and 2009. In accordance with SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), this award is accounted for as a liability award. The value of payment is to be determined based on the mean of the trading value of White River shares for 20 trading days prior to the vesting date. Compensation expense related to this award approximated $198,000 and $128,000 for the quarters ended June 30, 2007 and 2006, respectively, and $397,000 and $256,000 for the six months ended June 30, 2007 and 2006 respectively. The compensation expense related to this award is included in salaries and benefits expense in the accompanying condensed consolidated statements of operations. Additional compensation costs will be incurred based on the changes in White River’s stock price through 2008.

On May 5, 2006, White River shareholders approved the White River Capital, Inc. 2005 Stock Incentive Plan. The purpose of this plan is to offer certain employees, non-employee directors, and consultants the opportunity to acquire a proprietary interest in White River. The plan provides for the grant of options, restricted stock awards and performance stock awards.

On June 1, 2006, White River granted restricted stock awards totaling 84,000 shares to certain employees, vesting in three equal annual increments on January 2, 2007, 2008 and 2009. In addition, White River granted restricted stock awards totaling 9,000 shares that vest in three equal annual increments on March 31, 2007, 2008 and 2009. SFAS No. 123R is used for guidance in accounting for these awards. The value of awards is determined based on the trading value of White River shares on the June 1, 2006 grant date of $14.25 per share with an estimated forfeiture rate of 3%. During the first quarter 2007, the estimated forfeiture rate was increased to 7%. Since inception, 11,800 shares with January 2 vesting dates were forfeited. Compensation expense related to the awards was approximately $89,000 and $56,000 for the quarter ended June 30, 2007 and 2006, respectively and $133,000 and $56,000 for the six months ended June 30, 2007 and 2006, respectively. This compensation expense is included in salaries and benefits expense in the accompanying condensed consolidated statements of operations. There were 21,320 and 2,800 shares vested and issued on January 2, 2007 and March 31, 2007, respectively.

PART I   FINANCIAL INFORMATION

As of June 30, 2007, there was $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted and long-term incentive awards. That cost is expected to be recognized over a weighted-average period of 1.5 years.

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

	Quarters Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income in thousands	$1,660	$3,629	$8,671	$4,765

Weighted average shares outstanding	3,842,287	3,813,155	3,839,080	3,812,989

Incremental shares from assumed conversions:
Warrants	87,018	51,321	85,096	51,197
Stock award plans	19,764	4,352	16,807	2,172

Weighted average shares and assumed incremental shares	3,949,069	3,868,828	3,940,983	3,866,358

Earnings per share:

Basic	$0.43	$0.95	$2.26	$1.25

Diluted	$0.42	$0.94	$2.20	$1.23

14.	COMMITMENTS AND CONTINGENCIES

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

Allowance for Loan Losses – Finance Receivables

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

PART I   FINANCIAL INFORMATION

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements (“SFAS No. 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS No. 157 will apply whenever another United States Generally Accepted Accounting Principle standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. White River has elected early adoption of SFAS No. 157 as of January 1, 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits all entities to choose, at specified election dates, to measure eligible assets and liabilities at fair value. SFAS No. 159 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. White River has elected early adoption of SFAS No. 159 as of January 1, 2007 solely for creditor notes payable.

Results of Operations

The Quarter Ended June 30, 2007 Compared to the Quarter Ended June 30, 2006 – Overview

Net income was $1.7 million, or $0.42 per diluted share, for the quarter ended June 30, 2007, compared to $3.6 million, or $0.94 per diluted share, for the quarter ended June 30, 2006. The following items contributed to the decrease to net income:

▪	Interest income for the quarter ended June 30, 2007 decreased $1.5 million as a result as a result of the continued liquidation of the UAC receivable portfolio.

▪
Accretion and other income decreased $1.7 million to $1.0 million for the quarter ended June 30, 2007 as compared to $2.7 million for the same period during 2006. This decline is the result of the decline of accretion income from the beneficial interest in Master Trust.

▪
A provision for estimated credit losses of $(0.9) million was recognized for the quarter ended June 30, 2007 compared to a recovery of estimated credit losses of $0.5 million for the quarter ended June 30, 2006.

▪	A gain from deficiency sale of $3.7 million during the quarter ended June 30, 2006, with no such gain occurring during the quarter ended June 30, 2007.

▪	Income tax expense was $(0.9) million for the quarter ended June 30, 2007 compared to an income tax benefit of $0.4 million for the quarter ended June 30, 2006.

The above decreases in net income were partially offset by the following increases to net income:

▪	Interest expense for the quarter ended June 30, 2007 decreased $1.5 million as the result of the reductions of debt as compared to the quarter ended June 30, 2007.

▪	Charge to master trust–net decreased $5.2 million during the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006 as a result of the reduction of the activity from UAC.

PART I   FINANCIAL INFORMATION

The Six Months Ended June 30, 2007 Compared to the Six Months Ended June30, 2006 – Overview

Net income was $8.7 million, or $2.20 per diluted share, for the six months ended June 30, 2007, compared to $4.8 million, or $1.23 per diluted share, for the six months ended June 30, 2006. The following items contributed to the increase to net income:

▪
Accretion and other income increased $7.9 million during the six months ended June 30, 2007 to $11.3 million as compared to $3.4 million for the same period during 2006. This increase is the result of the increase of accretion income of the beneficial interest in Master Trust.

▪	Interest expense for the six months ended June 30, 2007 decreased $2.9 million as the result of the reductions of debt as compared to the six months ended June 30, 2007.

▪	Charge to master trust–net decreased $6.5 million during the six months ended June 30, 2007 as compared to the same period during 2006 as a result of the reduction of the activity from UAC.

The above increases in net income were partially offset by the following decreases to net income:

▪	Interest income for the six months ended June 30, 2007 decreased $3.3 million as a result as a result of the continued liquidation of the UAC receivable portfolio.

▪
A provision for estimated credit losses of $(1.5) million was recognized for the six months ended June 30, 2007 compared to a recovery of estimated credit losses of $0.4 million for the same period during 2006.

▪	A gain from deficiency sale of $3.7 million during the six months ended June 30, 2006, with no significant gain occurring during the six months ended June 30, 2007.

▪	Income tax expense was $(4.9) million for the six months ended June 30, 2007 compared to an income tax benefit of $1.0 million for the six months ended June 30, 2006.

PART I   FINANCIAL INFORMATION

Discussion of Results

The following table presents consolidated financial information for White River for the periods indicated (in thousands):

For The Quarter Ended June 30, 2007	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$484	$7,654	$-	$8,138
Accretion and other interest	945	-	21	966

Total interest income	1,429	7,654	21	9,104

Interest expense	(279)	(952)	(317)	(1,548)

Net interest margin	1,150	6,702	(296)	7,556

Recovery (provision) for estimated credit losses	833	(1,695)	-	(862)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	1,983	5,007	(296)	6,694

OTHER REVENUES (EXPENSES):
Salaries and benefits	(64)	(1,797)	(149)	(2,010)
Operating expenses	(113)	(951)	(435)	(1,499)
Third party servicing expense	(136)	-	-	(136)
Bankruptcy costs	-	-	-	-
(Charge) credit to master trust—net	(429)	-	-	(429)
Change in fair market valuation of creditor liabilities	50	-	-	50
Gain from extinguishment of debt	(9,247)	-	9,247	-
Gain (loss) from deficiency sale	(19)	-	-	(19)
Other income (expense)	19	(85)	-	(66)

Total other revenues (expenses)	(9,939)	(2,833)	8,663	(4,109)

Income (loss) before income taxes	(7,956)	2,174	8,367	2,585

Income tax expense	-	-	(925)	(925)

Net income (loss)	$(7,956)	$2,174	$7,442	$1,660

For The Quarter Ended June 30, 2006	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$2,369	$7,208	$-	$9,577
Accretion and other interest	2,683	-	14	2,697

Total interest income	5,052	7,208	14	12,274

Interest expense	(1,292)	(1,367)	(423)	(3,082)

Net interest margin	3,760	5,841	(409)	9,192

Recovery (provision) for estimated credit losses	1,556	(1,033)	-	523

Net interest margin (deficit) after recovery (provision) for estimated credit losses	5,316	4,808	(409)	9,715

OTHER REVENUES (EXPENSES):
Salaries and benefits	(52)	(1,942)	(133)	(2,127)
Operating expenses	(216)	(839)	(556)	(1,611)
Third party servicing expense	(477)	-	-	(477)
Bankruptcy costs	(57)	-	-	(57)
(Charge) credit to master trust—net	(5,614)	-	-	(5,614)
Change in fair market valuation of creditor liabilities	-	-	-	-
Gain from extinguishment of debt	(1,767)	-	1,565	(202)
Gain from deficiency sale	3,663	-	-	3,663
Other income (expense)	51	(151)	-	(100)

Total other revenues (expenses)	(4,469)	(2,932)	876	(6,525)

Income before income taxes	847	1,876	467	3,190

Income tax benefit	-	-	439	439

Net income	$847	$1,876	$906	$3,629

PART I   FINANCIAL INFORMATION

The following table presents consolidated financial information for White River for the periods indicated (in thousands):

For The Six Months Ended June 30, 2007	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$1,245	$15,041	$-	$16,286
Accretion and other interest	11,234	-	49	11,283

Total interest income	12,479	15,041	49	27,569

Interest expense	(726)	(2,153)	(660)	(3,539)

Net interest margin	11,753	12,888	(611)	24,030

Recovery (provision) for estimated credit losses	1,635	(3,135)	-	(1,500)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	13,388	9,753	(611)	22,530

OTHER REVENUES (EXPENSES):
Salaries and benefits	(132)	(3,751)	(269)	(4,152)
Operating expenses	(252)	(1,712)	(854)	(2,818)
Third party servicing expense	(354)	-	-	(354)
Bankruptcy costs	(6)	-	-	(6)
(Charge) credit to master trust—net	(1,490)	-	-	(1,490)
Change in fair market valuation of creditor liabilities	(187)	-	-	(187)
Gain from extinguishment of debt	(15,262)	-	15,262	-
Gain from deficiency sale	22	-	-	22
Other income (expense)	242	(167)	-	75

Total other revenues (expenses)	(17,419)	(5,630)	14,139	(8,910)

Income (loss) before income taxes	(4,031)	4,123	13,528	13,620

Income tax expense	-	-	(4,949)	(4,949)

Net income (loss)	$(4,031)	$4,123	$8,579	$8,671

For The Six Months Ended June 30, 2006	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$5,554	$14,055	$-	$19,609
Accretion and other interest	3,383	-	24	3,407

Total interest income	8,937	14,055	24	23,016

Interest expense	(2,917)	(2,565)	(941)	(6,423)

Net interest margin	6,020	11,490	(917)	16,593

Recovery (provision) for estimated credit losses	2,489	(2,104)	-	385

Net interest margin (deficit) after recovery (provision) for estimated credit losses	8,509	9,386	(917)	16,978

OTHER REVENUES (EXPENSES):
Salaries and benefits	(171)	(3,746)	(206)	(4,123)
Operating expenses	(601)	(1,638)	(978)	(3,217)
Third party servicing expense	(1,180)	-	-	(1,180)
Bankruptcy costs	(131)	-	-	(131)
(Charge) credit to master trust—net	(8,001)	-	-	(8,001)
Change in fair market valuation of creditor liabilities	-	-	-	-
Gain from extinguishment of debt	(1,767)	-	1,565	(202)
Gain from deficiency sale	3,709	-	-	3,709
Other income (expense)	206	(245)	-	(39)

Total other revenues (expenses)	(7,936)	(5,629)	381	(13,184)

Income (loss) before income taxes	573	3,757	(536)	3,794

Income tax benefit	-	-	971	971

Net income	$573	$3,757	$435	$4,765

PART I   FINANCIAL INFORMATION

The Quarter Ended June 30, 2007 Compared to the Quarter Ended June 30, 2006

Interest on receivables decreased 15.0% to $8.1 million compared to $9.6 million for the quarters ended June 30, 2007 and 2006, respectively. Interest on receivables from UAC decreased $1.9 million due to a lower average securitized finance receivable and receivables held for investment balance of $14.6 million during the quarter ended June 30, 2007 as compared to $71.5 million during the quarter ended June 30, 2006. This decrease in interest on receivables was partially offset by an increase in interest on receivables from Coastal Credit of $0.5 million. This increase is due to an increase in the average finance receivable balance of $87.0 million for the quarter ended June 30, 2007 as compared to $81.7 million during the quarter ended June 30, 2006.

Accretion and other interest decreased to $1.0 million compared to $2.7 million for the quarters ended June 30, 2007 and 2006, respectively. UAC contributed $1.7 million to this decrease from a decrease in accretion income of the beneficial interest in Master Trust. The fair value of beneficial interest in Master Trust has increased over time primarily as a result of reductions in estimated securitized finance receivable net losses. As an increase in the fair value of beneficial interest in Master Trust is recorded, an adjustment is recorded to increase accumulated other comprehensive income in the shareholders’ equity section of the consolidated balance sheet. The accumulated other comprehensive income is accreted over time as interest income based on estimated future cash flows. As the cash flows for a given period or near future periods have decreased, the accretion income has decreased as well. The individual components of accretion and other interest income are shown in the following table (in thousands):

	Quarters Ended June 30,
	2007	2006

UAC discount accretion for beneficial interest in Master Trust	$834	$2,462
Interest on cash balances	132	235

UAC accretion and other interest income	$966	$2,697

Interest expense decreased 49.8% to $1.6 million compared to $3.1 million for the quarters ended June 30, 2007 and 2006, respectively. UAC interest expense decreased by $1.0 million due to the decrease in the average collateralized financings of $16.8 million during the quarter ended June 30, 2007 compared to $77.4 million during the same period ended June 30, 2006. Coastal Credit interest expense decreased by $0.4 million to $1.0 million from $1.4 million for the quarters ended June 30, 2007 and 2006 as the result of the decrease in average line of credit and subordinated debentures of $46.4 million and $64.5 million for the quarters ended June 30, 2007 and 2006, respectively. Interest expense of Corporate and Other was $0.3 million compared to $0.4 million for the quarters ended June 30, 2007 and 2006, respectively, which is primarily related to the secured note payable.

PART I   FINANCIAL INFORMATION

Provision for estimated credit losses was $(0.9) million compared to a recovery for estimated credit losses of $0.5 million for the quarters ended June 30, 2007 and 2006, respectively. Coastal Credit contributed a provision of $1.7 million and $1.0 million for the quarters ended June 30, 2007 and 2006, respectively. Provision for estimated credit losses is charged to income to bring Coastal Credit’s allowance for estimated credit losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. This provision was partially offset by a recovery of $0.8 million and $1.5 million to the provision for estimated credit losses at UAC for the quarters ended June 30, 2007 and 2006, respectively. This change in recovery for estimated credit losses is due to stronger than projected cash flows from recoveries on defaulted receivables during the periods. In addition, as the receivable balances continue to liquidate a smaller reserve is required and thus less provision expense is recognized.

Salaries and benefits decreased to $2.0 million for the quarter ended June 30, 2007 compared to $2.1 million for the quarter ended June 30, 2006. There was no significant change in salaries and benefits during these periods.

Operating expenses decreased to $1.5 million for the quarter ended June 30, 2007 compared to $1.6 million for the quarter ended June 30, 2006. UAC operating expenses decreased $0.1 million between the periods as a result of a reduction in professional fees as UAC continued to wind down. Operating expenses for Corporate and Other decreased $0.2 million to $0.4 million for the quarter ended June 30, 2007 compared to $0.6 million for the quarter ended June 30, 2006. The Corporate and Other expenses were primarily professional fees. Coastal Credit operating expenses increased $0.2 million.

Third party servicing expenses decreased 71.5% to $0.1 million for the quarter ended June 30, 2007 compared to $0.5 million for the quarter ended June 30, 2006. UAC is the only segment that incurs this expense. This decrease is the result of the decline in the number of accounts serviced by the third party servicer during the quarter ended June 30, 2007 as compared to June 30, 2006. UAC pays a monthly servicing fee per active receivable. As the number of receivable accounts decreases, the third party servicing expense decreases.

Bankruptcy costs are professional fees and expenses associated with the bankruptcy proceedings of UAC. These costs were $57,000 for the quarter ended June 30, 2006. There were no such costs for the quarter ended June 30, 2007. Future bankruptcy costs will be eliminated with the closure of the bankruptcy case on January 5, 2007. UAC is the only segment that incurs these costs which were for the purpose of assisting the reorganized company in complying with its bankruptcy plan.

The charge to Master Trust, net was $0.4 million for the quarter ended June 30, 2007 compared to $5.6 million for the quarter ended June 30, 2006. Charge to Master Trust is expense related to future transfers of funds to the Master Trust from securitized finance receivables. UAC is the only segment that reports this activity.

Gain (loss) from deficiency sale was a loss of $(19,000) compared to a gain of $3.7 million for the quarters ended June 30, 2007 and 2006. The loss during the quarter ended June 30, 2007 was the result of final fees related to the UAC sale of Chapter 13 bankruptcy accounts. This gain is the result of the UAC sale of Chapter 13 bankruptcy accounts that occurred during the quarter ended June 30, 2006.

Income tax benefit (expense) was a $(0.9) million expense for the quarter ended June 30, 2007 compared to a $0.4 million benefit for quarter ended June 30, 2006. The expense for the quarter ended June 30, 2007 is based on the estimated effective tax rates for 2007. During 2006 White River was evaluating its future taxable income based on the successful integration of Coastal Credit and various other items that occurred during 2006. This evaluation resulted in an income tax benefit from the reversal of a portion of the deferred tax valuation allowance.

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

The Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Interest on receivables decreased 16.9% to $16.3 million compared to $19.6 million for the six months ended June 30, 2007 and 2006, respectively. Interest on receivables from UAC decreased $4.3 million due to a lower average securitized finance receivable and receivables held for investment balance of $19.2 million during the six months ended June 30, 2007 as compared to $85.5 million during the six months ended June 30, 2006. This decrease in interest on receivables was partially offset by an increase in interest on receivables from Coastal Credit of $1.0 million. This increase is due to an increase in the average finance receivable balance of $86.1 million for the six months ended June 30, 2007 as compared to $80.0 million during the six months ended June 30, 2006.

Accretion and other interest increased to $11.3 million compared to $3.4 million for the six months ended June 30, 2007 and 2006, respectively. UAC contributed $7.9 million to this increase from an increase in accretion income of the beneficial interest in Master Trust. The fair value of beneficial interest in Master Trust has increased over time primarily as a result of reductions in estimated securitized finance receivable net losses. As an increase in the fair value of beneficial interest in Master Trust is recorded, an adjustment is recorded to increase accumulated other comprehensive income in the shareholders’ equity section of the consolidated balance sheet. The accumulated other comprehensive income is accreted over time as interest income. The individual components of accretion and other interest income are shown in the following table (in thousands):

	Six Months Ended June 30,
	2007	2006

UAC discount accretion for beneficial interest in Master Trust	$10,961	$2,942
Interest on cash balances	322	465

UAC accretion and other interest income	$11,283	$3,407

Interest expense decreased 44.9% to $3.5 million compared to $6.4 million for the six months ended June 30, 2007 and 2006, respectively. UAC interest expense decreased by $2.2 million due to the decrease in the average collateralized financings of $21.8 million during the six months ended June 30, 2007 compared to $91.9 million during the same period ended June 30, 2006. Coastal Credit interest expense decreased by $0.4 million to $2.2 million from $2.6 million for the six months ended June 30, 2007 and 2006 as the result of the

PART I   FINANCIAL INFORMATION

decrease in average line of credit and subordinated debentures of $51.0 million and $62.2 million for the six months ended June 30, 2007 and 2006, respectively. Interest expense of Corporate and Other was $0.7 million compared to $0.9 million for the six months ended June 30, 2007 and 2006, respectively, which is primarily related to the secured note payable.

Provision for estimated credit losses was $(1.5) million compared to a recovery for estimated credit losses of $0.4 million for the six months ended June 30, 2007 and 2006, respectively. Coastal Credit contributed a provision of $3.1 million and $2.1 million for the six months ended June 30, 2007 and 2006, respectively. Provision for estimated credit losses is charged to income to bring Coastal Credit’s allowance for estimated credit losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. This provision was partially offset by a recovery of $1.6 million and $2.5 million to the provision for estimated credit losses at UAC for the six months ended June 30, 2007 and 2006, respectively. This change in recovery for estimated credit losses is due to stronger than projected cash flows from recoveries on defaulted receivables during the periods. In addition, as the receivable balances continue to liquidate a smaller reserve is required and thus less provision expense is recognized.

Salaries and benefits increased to $4.2 million for the six months ended June 30, 2007 compared to $4.1 million for the six months ended June 30, 2006. There was no significant change in salaries and benefits during these periods.

Operating expenses decreased to $2.8 million for the six months ended June 30, 2007 compared to $3.2 million for the six months ended June 30, 2006. UAC operating expenses decreased $0.3 million between the periods as a result of a reduction in professional fees as UAC continued to wind down. Operating expenses for Corporate and Other decreased $0.1 million to $0.9 million for the six months ended June 30, 2007 compared to $1.0 million for the six months ended June 30, 2006. The Corporate and Other expenses were primarily professional fees. Coastal Credit operating expenses increased $0.1 million.

Bankruptcy costs are professional fees and expenses associated with the bankruptcy proceedings of UAC. These costs were approximately $6,000 and $131,000 for the six months ended June 30, 2007 and 2006, respectively. Future bankruptcy costs will be eliminated with the closure of the bankruptcy case on January 5, 2007. UAC is the only segment that incurs these costs which were for the purpose of assisting the reorganized company in complying with its bankruptcy plan.

The charge to Master Trust, net was $1.5 million for the six months ended June 30, 2007 compared to $8.0 million for the six months ended June 30, 2006. Charge to Master Trust is expense related to future transfers of funds to the Master Trust from securitized finance receivables. UAC is the only segment that reports this activity.

Gain from deficiency sale was $22,000 compared to $3.7 million for the six months ended June 30, 2007 and 2006. The gain from deficiency sale for the six months ended June 30, 2006 is the result of the UAC sale of chapter 13 bankruptcy accounts that occurred during the quarter ended June 30, 2006. No such sale occurred during the six months ended June 30, 2007.

Income tax benefit (expense) was a $(4.9) million expense for the six months ended June 30, 2007 compared to a $1.0 million benefit for six months ended June 30, 2006. The expense for the six months ended June 30, 2007 is based on the estimated effective tax rates. During 2006 White River was evaluating its future taxable income based on the successful integration of Coastal Credit and various other items that occurred during 2006. This evaluation resulted in an income tax benefit from the reversal of a portion of the deferred tax valuation allowance.

PART I   FINANCIAL INFORMATION

Financial Condition as of June 30, 2007 and December 31, 2006

Securitized Finance Receivables, Net

Securitized finance receivables, net balance is 39.3% lower at June 30, 2007 compared to December 31, 2006. On June 8, 2007 the collateral financings for notes series 2004-A1, 2004-A2 and 2004-B were paid in full. Subsequent to the settlement of the collateral financings, the receivables securing the collateral financings were recorded as receivables held for investment in other assets. The decrease in the remainder of the securitized receivables is attributable to the normal runoff of the portfolio. Principal balances of securitized finance receivables and the off-balance sheet securitization portfolios are summarized in the following table (in thousands):

	June 30,	December 31,
	2007	2006
UAC and Subsidiary Receivables Held for Investment
UAC Owned (1)	$112	$188
UACSC Owned (2)	538	298
	650	486

Securitized Finance Receivables (3)
2004-A1	-	414
2004-A2	-	637
2004-B	-	855
2004-C	1,015	3,424
2005-A	1,730	4,913
2005-B	2,974	7,227
2005-C	5,036	11,330
	10,755	28,800

Off-Balance Sheet Securitizations
2001-B (4)	2,400	4,719
2001-C	7,698	14,070
2002-A	8,208	14,530
	18,306	33,319

Total Portfolios	$29,711	$62,605

(1)	Receivables that are owned directly by UAC and are not leveraged.
(2)	On June 8, 2007 the 2004-A1, 2004-A2 and 2004-B notes were paid in full. The receivable portfolios are still owned by UACSC but are now recorded as held for investment.
(3)	On-balance sheet portfolios held by UACSC as collateral for non-recourse asset-backed notes.
(4)	The 2001-B transaction represents a separate issuance of notes, or a separate tranche, under the UACSC 1999 Master Owner Trust.

PART I   FINANCIAL INFORMATION

Finance Receivables, Net

Finance receivables, net refer to the receivables of Coastal Credit and generally have original terms ranging from 32 to 48 months and are secured by the related vehicles. As of June 30, 2007, Coastal Credit’s finance receivables consisted exclusively of contracts acquired by Coastal Credit without credit recourse to the dealer. Although all the contracts in Coastal Credit’s portfolio were acquired without credit recourse, each dealer remains liable to Coastal Credit for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

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

During the six months ended June 30, 2007, 25.7% of contracts acquired by Coastal Credit are contracts made with borrowers who are in the United States military as compared to 33.7% during the six months ended June 30, 2006. Coastal Credit believes that having in the portfolio a significant percentage of contracts for which the borrowers are United States military personnel contributes to lower payment delinquency and greater collection personnel efficiencies. As of June 30, 2007, 30.1% of the Coastal Credit Receivables were with borrowers who are in the United States military as compared to 32.6% as of December 31, 2006. Coastal Credit requests that all borrowers who are in the military use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower. Delinquency of payments on contracts paid by allotment historically has been less than delinquency of payments on contracts not paid by allotment. As a result, the collection effort associated with the military contracts requires substantially less time, allowing Coastal Credit’s collection staff to focus on an increasing number of non-military contracts.

Beneficial Interest in Master Trust

Beneficial interest in Master Trust decreased to $10.3 million at June 30, 2007 compared to $23.6 million at December 31, 2006. This decrease is primarily due to cash distributed or available for distribution from the Master Trust account. UAC used a 15% discount rate to value the beneficial interest in Master Trust as of June 30, 2007 and December 31, 2006.

UAC continually assesses the adequacy of its beneficial interest in Master Trust cash flow model and, as necessary, adjusts both its cash flow model and the balance of the beneficial interest in Master Trust accordingly. Adjustments to beneficial interest in Master Trust are recorded as accumulated other comprehensive income in the shareholders’ equity section of the consolidated balance sheet and are accreted over time as accretion and other interest. The anticipated amortization period of the accumulated other comprehensive income is based on the estimated cash flows from the Master Trust which are projected to be completed by 2010. Accumulated other comprehensive income, net of taxes was $6.2 million and $11.1 million at June 30, 2007 and December 31, 2006, respectively.

Collateralized Financings

Collateralized financings were $12.5 million at June 30, 2007, compared to $32.4 million at December 31, 2006. The decrease was the result of principal payments to note holders that correspond to the principal reduction of securitized finance receivables, net.

PART I   FINANCIAL INFORMATION

Accrued Interest Payable

Accrued interest payable was $0.7 million at June 30, 2007, compared to $1.2 million at December 31, 2006. The change in accrued interest payable is the result of the declining collateralized financing.

Creditor Notes Payable

Creditor notes payable was $1.1 million at June 30, 2007, compared to $1.4 million at December 31, 2006. The decrease was the result of a distributions to UAC’s third party creditor during the six months ended June 30, 2007 partially offset by recording the creditor notes payable at fair value in accordance with SFAS No. 159 which was adopted on January 1, 2007. The initial fair value adjustment increased creditor notes payable by approximately $994,000 and increased accumulated deficit net of taxes.

Liquidity and Capital Resources for the Six Months Ended June 30, 2007 and 2006

Net cash used in operating activities was $(0.5) million for the six months ended June 30, 2007 compared to net cash provided by operating activities of $0.7 million for the six months ended June 30, 2006. The change in net cash flows is primarily from the reduction of interest on receivables from UAC related to the reduction in the average securitized finance receivables between the periods and to the proceeds from deficiency sale related to the UAC sale of Chapter 13 bankruptcy accounts during 2006.

Net cash provided by investing activities was $35.5 million for the six months ended June 30, 2007 compared to $50.1 million for the six months ended June 30, 2006. This change was primarily the result of a reduction in the principal collection and recoveries on securitized finance receivables. This activity was partially offset by the collection on beneficial interest in Master Trust.

Net cash used in financing activities was $36.1 million for the six months ended June 30, 2007 compared to $51.3 million for the six months ended June 30, 2006. Net cash flows used in financing activities for the six months ended June 30, 2007 primarily resulted from the $19.8 million principal payments of collateralized financing, the repayment in full of subordinated debentures principal of $7.7 million and the net decrease in the line of credit during the period of $5.0 million. Net cash used in financing activities for the six months ended June 30, 2006 primarily resulted from the $57.0 million principal payments of collateralized financing partially offset by the net borrowings on the line of credit during the period of $6.0 million.

At June 30, 2007, White River and its subsidiaries had cash and cash equivalents of $5.9 million compared to $6.4 million at June 30, 2006.

Coastal Credit has a revolving credit facility from a lending institution with a maximum borrowing limit at June 30, 2007 of $100.0 million. The maturity date is December 31, 2011. As of June 30, 2007, Coastal Credit had $44.5 million of indebtedness outstanding under this facility. Total availability under the line of credit was $72.2 million based upon the level of eligible collateral with $27.7 million available in excess of the amount utilized at June 30, 2007. The credit facility is secured by substantially all of the assets of Coastal Credit. In addition, White River has provided an unconditional corporate guaranty. Coastal Credit must maintain specified financial ratios within guidelines established by the lender and is in compliance with these ratios. Interest is paid monthly at a variable rate, based on meeting certain financial criteria. At June 30, 2007, the rate was the London Interbank Offered Rate (“LIBOR”) plus 2.60% (7.92%). There is an annual commitment fee of 1/8 of 1% on the average daily unused commitment. In the event of a significant pay down or an earlier retirement of the revolver commitment, Coastal Credit would sustain certain prepayment penalties. This facility limits distributions Coastal Credit may make to White River to 50% of Coastal Credit’s net income in addition to permitted payments on subordinated debt (including White River debt guaranteed by Coastal Credit).

PART I   FINANCIAL INFORMATION

Coastal Credit paid in full its $7.7 million in subordinated debentures on May 1, 2007.

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

White River has outstanding $11.3 million in a secured note at June 30, 2007. Interest on the note is payable quarterly in arrears at a fixed rate of 10.75% per annum. The secured note payable is secured by White River’s ownership interest in Coastal Credit and is guaranteed by Coastal Credit, but subordinate to the revolving credit facility of Coastal Credit. Principal is payable in quarterly installments of $937,500 which began July 1, 2006. Prepayment of the note is allowed beginning September 1, 2007. There is a 2% prepayment penalty if prepayment occurs between September 1, 2007 and August 30, 2008. This prepayment penalty is 1% if prepayment occurs between September 1, 2008 and August 30, 2009. There is no penalty if the prepayment occurs after August 30, 2009.

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

PART I   FINANCIAL INFORMATION

Securitized Finance Receivables

Selected information about active UAC securitizations (dollars in thousands):

Current Transaction	Initial Transaction	Original Amount of Initial Transaction	Remaining Balance at June 30, 2007	Remaining Balance as a Percentage of Original Amount	Net Loss Incurred to Original Amount at June 30, 2007

On Balance Sheet Securitized Finance Receivables:
2004-C	2000-B	$534,294	$1,015	0.19%	11.39%
2005-A	2000-C	499,999	1,730	0.35%	9.44%
2005-B	2000-D	510,000	2,974	0.58%	10.04%
2005-C	2001-A	573,000	5,036	0.88%	9.20%
		2,117,293	10,755

Off Balance Sheet Securitized Finance Receivables:
2001-B		150,002	2,400	1.60%	7.32%
2001-C		330,000	7,698	2.33%	6.82%
2002-A		300,000	8,208	2.74%	4.97%
		780,002	18,306

Total		$2,897,295	$29,061	1.00%	8.55%

PART I   FINANCIAL INFORMATION

Delinquency experience of securitized finance receivables at UAC (dollars in thousands):

	June 30, 2007	December 31, 2006

Securitized finance receivables principal balance	$10,755	$28,800

Delinquencies:
30-59 days	$1,021	$2,812
60-89 days	283	748
90+ days	200	419
Total delinquencies	$1,504	$3,979

Delinquencies as a percentage of securitized finance receivables	14.0%	13.8%

Off-balance sheet finance receivables principal balance	$18,306	$33,319

Delinquencies:
30-59 days	$906	$1,929
60-89 days	223	544
90+ days	93	220
Total delinquencies	$1,222	$2,693

Delinquencies as a percentage of securitized finance receivables	6.7%	8.1%

Provisions were made for estimated net credit losses of securitized finance receivables in conjunction with each repurchased off-balance sheet securitization. The cumulative credit loss assumptions used for the pools of receivables repurchased as of June 30, 2007 ranged from 9.24% to 11.38%, compared to a range of 8.91% to 11.44% as of December 31, 2006.

PART I   FINANCIAL INFORMATION

Allowance for loan losses of securitized finance receivables at UAC ($ in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Balance at the beginning of period	$881	$4,867	$1,617	$6,503
Charge-offs	(627)	(2,064)	(1,714)	(6,316)
Recoveries	900	2,842	2,054	6,391
Provision (recovery) for estimated credit losses	(832)	(1,556)	(1,635)	(2,489)

Balance at the end of the period	$322	$4,089	$322	$4,089

Net charge-offs (recoveries)	$(273)	$(778)	$(340)	$(75)
Securitized finance receivables	$10,755	$58,710	$10,755	$58,710

Allowance for loan losses as a percent of securitized finance receivables	2.99%	6.96%	2.99%	6.96%

Annualized net-charge offs (recoveries) as a percent of securitized finance receivables	(10.15)%	(5.30)%	(6.32)%	(0.26)%

Finance Receivables

Delinquency experience of finance receivables at Coastal Credit, including unearned interest ($ in thousands):

	June 30,	December 31,
	2007	2006

Finance receivables - gross balance	$106,027	$104,399

Delinquencies:
30-59 days	$1,500	$1,261
60-89 days	876	898
90+ days	1,322	1,208
Total delinquencies	$3,698	$3,367

Delinquencies as a percentage of finance receivables - gross balance	3.5%	3.2%

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

Allowance for loan losses of finance receivables ($ in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Balance at beginning of period	$5,694	$5,916	$5,694	$6,031
Charge-offs, net of recoveries	(1,605)	(1,117)	(3,045)	(2,303)
Provision for estimated credit losses	1,695	1,033	3,135	2,104

Balance at the end of the period	$5,784	$5,832	$5,784	$5,832

Net charge-offs	$1,605	$1,117	$3,045	$2,303
Finance receivables, net of unearned finance charges	$99,029	$95,598	$99,029	$95,598

Allowance for loan losses as a percent of finance receivables, net of unearned finance charges	5.84%	6.10%	5.84%	6.10%

Annualized net charge-offs as a percent of finance receivables, net of unearned finance charges	6.48%	4.67%	6.15%	4.82%

Allowance for loan losses as a percent of annualized net charge-offs	90.09%	130.53%	94.98%	126.62%

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the most recent fiscal quarter covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation of controls that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part I I  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of White River Capital, Inc. was held on May 17, 2007. At the meeting the seven nominees for director were elected to serve one-year terms, ending in 2008, as follows:

Nominee	Votes For	Votes Withheld
John M. Eggemeyer	3,600,781	2
Thomas C. Heagy	3,600,781	2
William E. McKnight	3,230,781	370,002
Daniel W. Porter	3,540,781	60,002
John W. Rose	3,230,781	370,002
Mark R. Ruh	3,600,781	2
Richard D. Waterfield	3,574,505	26,278

ITEM 6. EXHIBITS.

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

White River Capital, Inc.
(Registrant)

August 8, 2007	By:	/s/ Martin J. Szumski
Martin J. Szumski
Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer)