Form 10-Q
period 2007-09-30
White River Capital Inc
filed 2007-11-14
CIK 1318545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 6, 2007, there were 3,842,287 shares outstanding of the issuer’s Common Stock, without par value.

WHITE RIVER CAPITAL, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

- INDEX -

		PAGE
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	1
	Unaudited Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2007 and 2006	2
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2007 and 2006
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION
Item 6.	Exhibits	39

SIGNATURES		40

ii

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

ASSETS	September 30, 2007	December 31, 2006

Cash and cash equivalents	$7,028	$6,958
Restricted cash	5,865	13,618
Securitized finance receivables—net	6,417	27,447
Finance receivables—net	80,906	78,693
Beneficial interest in Master Trust	10,844	23,601
Goodwill	34,698	34,698
Deferred tax assets—net	35,843	38,189
Other assets	1,817	2,220

TOTAL	$183,418	$225,424

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Collateralized financings	$7,485	$32,368
Line of credit	44,000	49,500
Secured note payable	10,313	13,125
Subordinated debentures	-	7,700
Accrued interest	618	1,169
Amounts due to Master Trust	4,833	8,400
Creditor notes payable	1,334	1,392
Other payables and accrued expenses	2,137	3,852

Total liabilities	70,720	117,506

SHAREHOLDERS’ EQUITY:
Preferred Stock, without par value, authorized 3,000,000 shares; none issued and outstanding	-	-
Common Stock, without par value, authorized 20,000,000 shares; 3,842,287 and 3,813,155 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	179,885	179,594
Warrants, 150,000 outstanding at September 30, 2007 and December 31, 2006	534	534
Accumulated other comprehensive income, net of taxes	6,065	11,107
Accumulated deficit	(73,786)	(83,317)

Total shareholders’ equity	112,698	107,918

TOTAL	$183,418	$225,424

See notes to condensed consolidated financial statements.

PART I  FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
INTEREST:
Interest on receivables	$7,943	$9,199	$24,229	$28,808
Accretion and other interest	1,400	8,129	12,683	11,536

Total interest income	9,343	17,328	36,912	40,344

Interest expense	(1,407)	(2,872)	(4,945)	(9,294)

Net interest margin	7,936	14,456	31,967	31,050

Recovery (provision) for estimated credit losses	(1,480)	(20)	(2,979)	365

Net interest margin after recovery (provision) for estimated credit losses	6,456	14,436	28,988	31,415

OTHER REVENUES (EXPENSES):
Salaries and benefits	(2,128)	(2,255)	(6,280)	(6,379)
Third party servicing expense	(99)	(373)	(453)	(1,552)
Other operating expenses	(1,214)	(1,279)	(4,032)	(4,496)
Bankruptcy costs	-	(18)	(6)	(150)
Charge to Master Trust—net	(540)	(5,587)	(2,031)	(13,587)
Change in fair market valuation of creditor notes payable	(206)	-	(393)	-
Loss from extinguishment of debt	-	(1,341)	-	(1,543)
Gain from deficiency sale and litigation settlement	-	4,334	22	8,043
Other income (expense)	23	(30)	97	(70)

Total other revenues (expenses)	(4,164)	(6,549)	(13,076)	(19,734)

INCOME BEFORE INCOME TAXES	2,292	7,887	15,912	11,681

INCOME TAX BENEFIT (EXPENSE)	(801)	248	(5,750)	1,219

NET INCOME	$1,491	$8,135	$10,162	$12,900

NET INCOME PER COMMON SHARE (BASIC)	$0.39	$2.13	$2.65	$3.38

NET INCOME PER COMMON SHARE (DILUTED)	$0.38	$2.09	$2.58	$3.33

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,842,287	3,813,155	3,840,025	3,813,045

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,952,893	3,900,930	3,946,429	3,876,177

See notes to condensed consolidated financial statements.

PART I  FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,162	$12,900
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of beneficial interest in Master Trust	(12,242)	(10,842)
Provision (recovery) for estimated credit losses	2,979	(365)
Amortization and depreciation	320	355
Amortization of discount and interest accrued on creditor notes payable	260	974
Gain from disposition of equipment	(14)	-
Loss from extinguishment of debt	-	1,543
Deferred income taxes	5,607	(1,340)
Change in fair value of creditor notes payable	393	-
Stock based compensation expense	291	269
Changes in assets and liabilities:
Accrued interest receivable and other assets	379	1,595
Amounts due to Master Trust	(3,567)	477
Payment of creditor notes payable accrued interest	(137)	(775)
Other payables and accrued expenses	(2,174)	1,182
Net cash provided by operating activities	2,257	5,973

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of Coastal Credit purchase holdback	-	(3,840)
Principal collections and recoveries on securitized finance receivables	21,942	70,350
Purchase of finance receivables	(43,208)	(49,497)
Collections on finance receivables	35,872	37,724
Principal collections and recoveries on receivables held for investment	1,062	2,652
Collections on beneficial interest in Master Trust	17,122	2,784
Change in restricted cash	7,753	7,183
Proceeds from sale of equipment	14	-
Capital expenditures	(188)	(168)
Net cash provided by investing activities	40,369	67,188

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on collateralized financings	(24,883)	(76,080)
Principal payments on secured note payable	(2,812)	(937)
Principal payments on creditor notes payable	(1,661)	(389)
Net borrowing (repayment) on line of credit	(5,500)	3,000
Principal payments of subordinated debentures	(7,700)	-
Net cash used in financing activities	(42,556)	(74,406)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	70	(1,245)
CASH AND CASH EQUIVALENTS—Beginning of year	6,958	6,878
CASH AND CASH EQUIVALENTS—End of period	$7,028	$5,633

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax refunds	$1	$2
Interest paid	$4,924	$7,737
Non cash items:
Initial fair value adjustment for creditor notes payable	$994	$-
Transfer of securitized finance receivables—net to other assets after the collateralized financing for securitization 2003-A was paid in full	$-	$2,771

See notes to condensed consolidated financial statements.

PART I  FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

NET INCOME	$1,491	$8,135	$10,162	$12,900

OTHER COMPREHENSIVE INCOME:
Unrealized gain on beneficial interest in Master Trust, net of tax	651	8,096	2,798	17,758
Reclassification adjustment for gain included in net income, net of tax	(814)	(7,900)	(7,840)	(10,842)
Net other comprehensive income	(163)	196	(5,042)	6,916

COMPREHENSIVE INCOME	$1,328	$8,331	$5,120	$19,816

See notes to condensed consolidated financial statements.

PART I  FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

New Accounting Pronouncements

During July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 establishes standards for measurement and recognition in financial statements of positions taken by an entity in its income tax returns. In addition, FIN No. 48 requires new disclosures about positions taken by an entity in its tax returns that are not recognized in its financial statements, information about potential significant changes in estimates related to tax positions and descriptions of open tax years by major jurisdiction.  We have adopted FIN No. 48 on January 1, 2007. See Note 11 for further details.

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

White River Capital, Inc. (“White River”) is a holding company for specialized indirect auto finance businesses, with two principal operating subsidiaries, Coastal Credit LLC (“Coastal Credit”) and Union Acceptance Company LLC (“UAC”). Coastal Credit, based in Virginia Beach, Virginia, is a specialized subprime auto finance company engaged in acquiring subprime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks. Coastal Credit then services the receivables it acquires. Coastal Credit operates in 22 states through 17 offices. UAC, based in Indianapolis, Indiana, holds and oversees its portfolio of approximately $19.7 million in non-prime auto receivables, as of September 30, 2007. Its portfolio is held approximately 65.8% in off-balance sheet securitizations, 32.5% through subsidiary non-recourse financings and 1.7% directly or by subsidiaries not subject to financing. On January 5, 2007, the U.S. Bankruptcy Court for the Southern District of Indiana issued a final decree and closed UAC’s Chapter 11 bankruptcy case. UAC remains contractually obligated to distribute its remaining assets in compliance with its Second Amended and Restated Plan of Reorganization (the “Plan” or the “Plan of Reorganization”) approved in connection with the bankruptcy case. Under the Plan, UAC must pay net proceeds from its residual interest in its receivables portfolios and other estate assets to creditors holding notes and claims under the Plan. White River owns all of UAC’s general unsecured claims, 89.1% of UAC’s restructured subordinated notes (“Subordinated Notes”) and 94.7% of UAC's accrual notes (“Accrual Notes”) issued under the Plan. Upon closing of the bankruptcy case, UAC was designated the Creditor Representative in connection with the distribution of its remaining assets as contractually required under the Plan.

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

PART I  FINANCIAL INFORMATION

The following table represents the restricted net assets and liabilities related to non-recourse collateralized financings (in millions) as of:

	September 30,	December 31,
	2007	2006

Securitized finance receivables—net	$6.4	$27.4
Restricted cash	5.6	13.3
Receivable from servicer included in other assets	0.1	0.3
Collateralized financings	(7.5)	(32.4)
Accrued interest payable	-	(0.1)
Other payables and accrued expenses	0.2	(0.1)

Amounts due to Master Trust	$4.8	$8.4

4.	SECURITIZED FINANCE RECEIVABLES—NET

Securitized finance receivables-net are recorded at the outstanding principal balance of the receivables plus accrued interest receivable, net of an allowance for credit losses. The following table represents components of securitized finance receivables—net (in thousands) as of:

	September 30,	December 31,
	2007	2006
Principal balance of securitized finance receivables	$6,401	$28,800
Accrued interest receivable	60	264
Allowance for credit losses	(44)	(1,617)

Securitized finance receivables—net	$6,417	$27,447

Activity in the allowance for credit losses on securitized finance receivables is as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Balance at the beginning of period	$322	$4,089	$1,617	$6,503
Charge-offs	(513)	(1,659)	(2,227)	(7,975)
Recoveries	744	1,314	2,798	7,705
Recovery for estimated credit losses	(509)	(1,174)	(2,144)	(3,663)

Balance at the end of the period	$44	$2,570	$44	$2,570

PART I  FINANCIAL INFORMATION

5.	COLLATERALIZED FINANCINGS

Principal and interest on the collateralized financings are paid monthly with total cash received from the corresponding securitized finance receivables collateralizing the notes. If the cash received within the month is insufficient to pay the note principal and interest, funds are drawn from restricted cash accounts or the Master Trust account in accordance with the Master Trust Agreement. Interest expense related to these collateralized financings, including the amortization of debt issuance costs, was $0.1 million and $0.7 million for the quarters ended September 30, 2007 and 2006, respectively, and $0.6 million and $3.0 million for the nine months ended September 30, 2007 and 2006, respectively. On June 8, 2007 the collateralized financings for notes series 2004-A1, 2004-A2 and 2004-B were paid in full.

The following table summarizes the outstanding principal balance of the collateralized financings (in thousands) at:

	Note	Initial Note	September 30,	December 31,
Notes Series	Rate	Amount	2007	2006

Series 2004-A1	4.15%	$29,485	$-	$425
Series 2004-A2	4.55	29,298	-	764
Series 2004-B	5.02	25,896	-	1,009
Series 2004-C	4.89	51,992	663	3,946
Series 2005-A	4.49	47,742	1,138	5,564
Series 2005-B	4.69	50,684	2,047	8,087
Series 2005-C	5.40	54,933	3,637	12,573

		$290,030	$7,485	$32,368

6.	BENEFICIAL INTEREST IN MASTER TRUST

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

o
Bankruptcy recovery– consists of cash recovered from accounts charged off and in bankruptcy status. Bankruptcy cash flows are somewhat independent of default rates due to bankruptcy court involvement and the latitude allowed debtors during the bankruptcy process. UAC has observed a reasonably predictable cash flow stream from bankruptcy payments in each securitized pool. This cash flow stream will, however, eventually expire as the bankruptcy cases are dismissed from the various courts with either a successful or non-successful outcome. A previous twelve month average of bankruptcy cash flows is calculated for each pool. This value is then reduced on a straight line basis over either a 10 or 22 month period. The bankruptcy recovery has been adjusted to reflect the percentage of accounts remaining after a significant portion of the Chapter 13 bankruptcy receivables were sold during June 2006.

Finally, gross credit losses are netted against the two recovery cash streams to estimate future net credit losses.

The weighted average net credit loss assumption as a percentage of the original principal balance over the life of the receivables to value beneficial interest in Master Trust was 8.53% and 8.61% at September 30, 2007 and December 31, 2006, respectively.

▪
Prepayment Assumptions—UAC estimates prepayments by evaluating the historical prepayment performance of each pool of receivables. UAC used annual prepayment rates ranging from 29.1% to 39.5% at September 30, 2007 as compared to 30.2% to 46.0% at December 31, 2006.

▪
Discount Rate Assumptions—UAC determines the estimated fair value of its beneficial interest in Master Trust by discounting the expected cash flows released from the Master Trust account (the cash out method) using a discount rate that UAC believes is commensurate with the risks involved. UAC used a discount rate of 15% to value the beneficial interest in Master Trust at September 30, 2007 and December 31, 2006 to reflect current market conditions.

PART I  FINANCIAL INFORMATION

The following table presents the beneficial interest in Master Trust (in thousands) on a recurring basis using significant unobservable inputs (Level 3) per SFAS No. 157 for the quarter and nine months ended September 30, 2007:

	Quarter Ended September 30, 2007	Nine Months Ended September 30, 2007

Beginning balance	$10,339	$23,601
Total unrealized gains included in other comprehensive income	1,026	4,407
Purchases, issuances and settlements	(521)	(17,164)
Transfers in and/or out of Level 3	-	-
Ending balance	$10,844	$10,844

Total gains realized and unrealized included in earnings reported in accretion and other interest was $1.3 million and $12.2 million for the quarter and nine months ended September 30, 2007, respectively. There was no effect recorded in beneficial interest in Master Trust for the adoption of SFAS No. 157.

7.	FINANCE RECEIVABLES – NET

Finance receivables – net are acquired by Coastal Credit and generally have original terms ranging from 32 to 48 months and are secured by the related vehicles.

A significant number of contracts acquired by Coastal Credit are contracts made with borrowers who are in the United States military. As of September 30, 2007 31.3% of the Coastal Credit Receivables were with borrowers who are in the United States military as compared to 32.6% as of December 31, 2006. Coastal Credit requests that all borrowers who are in the military use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower.

PART I  FINANCIAL INFORMATION

Finance receivables – net outstanding is as follows (in thousands):

	September 30,	December 31,
	2007	2006

Finance receivables, gross	$104,626	$104,399
Unearned interest	(6,123)	(8,574)
Finance receivables, net of unearned finance charge income	98,503	95,825

Accretable unearned acquisition discounts and fees	(11,412)	(11,438)
Finance receivables, net of unearned finance charge income and discounts and fees	87,091	84,387

Allowance for loan losses	(6,185)	(5,694)

Finance receivables, net	$80,906	$78,693

Activity in the allowance for loan losses on finance receivables is as follows (dollars in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Balance at beginning of period	$5,784	$5,832	$5,694	$6,031
Charge-offs, net of recoveries	(1,588)	(1,267)	(4,632)	(3,570)
Provision for estimated credit losses	1,989	1,194	5,123	3,298

Balance at the end of the period	$6,185	$5,759	$6,185	$5,759

8.	OTHER ASSETS

Other assets are as follows (in thousands) at:

	September 30,	December 31,
	2007	2006

Receivable from servicer	$134	$296
Prepaid expenses	464	408
Property, equipment and leasehold improvements, net	634	609
Receivables held for investment, net	325	454
Receivable from Master Trust account	158	268
Other	102	185
Total other assets	$1,817	$2,220

PART I  FINANCIAL INFORMATION

9.	GOODWILL

Goodwill related to the Coastal Credit segment was tested for impairment as of August 31, 2007. There were no changes to the Coastal Credit segment goodwill since December 31, 2006.  No impairment was recognized as of August 31, 2007.

10.	CREDITOR NOTES PAYABLE

White River’s adoption of SFAS No. 159 applies solely to creditor notes payable. Creditor notes payable consists of debt owed to the one remaining third party creditor from the UAC bankruptcy. During September 2003, UAC recorded the bankruptcy debt at fair value in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. This fair value adjustment resulted in a gain. Since that time, accretion interest expense has been recognized based on the original fair value calculation and the creditor notes payable increased based on this calculation. Since September 2003, no adjustments have been made to this accretion schedule for the increase or decrease in performance of the receivables of UAC. The only adjustments that had been made were for the creditor notes that were purchased by White River and were subsequently extinguished in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Prior to the adoption of SFAS No. 159, creditor notes payable was being accreted to its full contractual value. Using this methodology, the creditor notes payable would have continued to accrete to their full contractual value. With the adoption of SFAS No. 159, creditor notes payable is recorded at fair value which represents the present value of the amount that UAC expects to pay to the creditors from the residual assets of the beneficial interest in Master Trust. The assumptions used to calculate the fair value of creditor notes payable are consistent with that of the beneficial interest in Master Trust. The beneficial interest in Master Trust is in essence the only material asset UAC has remaining to pay the creditor notes payable. Beneficial interest in Master Trust is recorded at fair value.

 The following table presents the creditor notes payable (in thousands) on a recurring basis using significant unobservable inputs (Level 3) per SFAS No. 157 for the quarter and nine months ended September 30, 2007:

	Quarter Ended September 30, 2007	Nine Months Ended September 30, 2007

Beginning balance	$1,053	$2,478

Total losses included in earnings (recorded as other revenues (expenses))	206	393
Purchases, issuances and settlements	75	(1,537)
Transfers in and/or out of Level 3	-	-

Ending balance	$1,334	$1,334

The contractual interest related to the creditor notes payable will continue to be accrued as interest expense and the interest payable will be included in the fair value calculation along with the creditor notes payable on a quarterly basis. The difference between the aggregate fair value and the unpaid principal balance of creditor notes payable was $1.8 million as of September 30, 2007. The ultimate amount paid to creditor notes payable could differ depending on the actual cash flows from the beneficial interest in Master Trust.

PART I  FINANCIAL INFORMATION

11.	INCOME TAXES

White River adopted FIN No. 48 on January 1, 2007. The implementation of FIN No. 48 did not impact White River’s condensed consolidated financial statements. As of January 1, 2007, there were no unrecognized tax benefits.

White River recognized interest and penalties, if any, on tax assessments or tax refunds in the condensed consolidated financial statements as a component of income tax expense.

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

Coastal Credit is a specialized subprime auto finance company engaged primarily in (1) acquiring retail installment sales contracts from both franchised and independent automobile dealers which have entered into contracts with purchasers of used and, to a much lesser extent, new cars and light trucks, and (2) servicing the contract portfolio. Coastal Credit commenced operations in Virginia in 1987 and conducts business in 22 states through its 17 branch locations. All goodwill relates to the Coastal Credit segment.

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

PART I  FINANCIAL INFORMATION

Set forth in the table below is certain financial information with respect to White River’s segments.

For The Quarter Ended September 30, 2007	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$1,676	$7,649	$18	$9,343

Interest expense	(188)	(928)	(291)	(1,407)

Net interest margin	1,488	6,721	(273)	7,936

Recovery (provision) for estimated credit losses	509	(1,989)	-	(1,480)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	1,997	4,732	(273)	6,456

Total other expenses	(923)	(2,773)	(468)	(4,164)

Income (loss) before income taxes	$1,074	$1,959	$(741)	$2,292

For The Quarter Ended September 30, 2006	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$9,822	$7,498	$8	$17,328

Interest expense	(1,047)	(1,429)	(396)	(2,872)

Net interest margin	8,775	6,069	(388)	14,456

Recovery (provision) for estimated credit losses	1,174	(1,194)	-	(20)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	9,949	4,875	(388)	14,436

Total other revenues (expenses)	(6,252)	(2,889)	2,592	(6,549)

Income before income taxes	$3,697	$1,986	$2,204	$7,887

For The Nine Months Ended September 30, 2007	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$14,155	$22,690	$67	$36,912

Interest expense	(913)	(3,081)	(951)	(4,945)

Net interest margin	13,242	19,609	(884)	31,967

Recovery (provision) for estimated credit losses	2,145	(5,124)	-	(2,979)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	15,387	14,485	(884)	28,988

Total other revenues (expenses)	(18,344)	(8,403)	13,671	(13,076)

Income (loss) before income taxes	$(2,957)	$6,082	$12,787	$15,912

For The Nine Months Ended September 30, 2006	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$18,759	$21,553	$32	$40,344

Interest expense	(3,963)	(3,994)	(1,337)	(9,294)

Net interest margin	14,796	17,559	(1,305)	31,050

Recovery (provision) for estimated credit losses	3,663	(3,298)	-	365

Net interest margin (deficit) after recovery (provision) for estimated credit losses	18,459	14,261	(1,305)	31,415

Total other revenues (expenses)	(14,189)	(8,518)	2,973	(19,734)

Income before income taxes	$4,270	$5,743	$1,668	$11,681

PART I  FINANCIAL INFORMATION

The following table presents assets with respect to White River’s segments (in thousands) at:

	September 30,	December 31,
	2007	2006

Corporate and other	$38,576	$43,205
Coastal Credit	118,507	114,900
UAC	26,335	67,319

	$183,418	$225,424

13.	STOCK BASED COMPENSATION

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

Effective January 1, 2006, the restated employment agreement between Coastal Credit and William McKnight, President of Coastal Credit, includes a long-term incentive award. This award provides for the payment, in cash, of the value of 100,000 shares of White River stock, vesting in three annual increments of 33,333.33 shares on January 1, 2007, 2008 and 2009. In accordance with SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), this award is accounted for as a liability award. The value of payment is to be determined based on the mean of the trading value of White River shares for 20 trading days prior to the vesting date. Compensation expense related to this award approximated $141,000 and $182,000 for the quarters ended September 30, 2007 and 2006, respectively, and $538,000 and $438,000 for the nine months ended September 30, 2007 and 2006, respectively. The compensation expense related to this award is included in salaries and benefits expense in the accompanying condensed consolidated statements of operations. Additional compensation costs will be incurred based on the changes in White River’s stock price through 2008.

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

PART I  FINANCIAL INFORMATION

On August 1, 2007, White River granted restricted stock awards totaling 5,100 shares to certain employees. 1,000 and 500 of these shares vest in full on December 1, 2007 and February 1, 2008, respectively. The remaining 3,600 shares vest in three equal annual increments on August 1, 2008, 2009 and 2010. The value of all of these awards is determined based on the August 1, 2007 grant date of $23.10 per share. The estimated forfeiture rate for the 3,600 that vest over three years is 7%. No forfeiture rate was used for the 1,500 shares that vest within one year.

Compensation expense related to the awards was approximately $108,000 and $168,000 for the quarter ended September 30, 2007 and 2006, respectively and $241,000 and $224,000 for the nine months ended September 30, 2007 and 2006, respectively. This compensation expense is included in salaries and benefits expense in the accompanying condensed consolidated statements of operations.

As of September 30, 2007, there was $1.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted and long-term incentive awards. That cost is expected to be recognized over a weighted-average period of 1.3 years.

14.	EARNINGS PER SHARE

Basic earnings per share are calculated by dividing the reported net income for the period by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding during a period is weighted for the portion of the period that the shares were outstanding. Diluted earnings per share include the dilutive effect of warrants that were granted on August 31, 2005 and stock awards that were granted on June 1, 2006 and August 1, 2007. Basic and diluted earnings per share have been computed as follows (dollars in thousands except per share data):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income in thousands	$1,491	$8,135	$10,162	$12,900

Weighted average shares outstanding	3,842,287	3,813,155	3,840,025	3,813,045

Incremental shares from assumed conversions:
Warrants	83,857	63,122	84,662	55,560
Stock award plans	26,749	24,653	21,742	7,572

Weighted average shares and assumed incremental shares	3,952,893	3,900,930	3,946,429	3,876,177

Earnings per share:

Basic	$0.39	$2.13	$2.65	$3.38

Diluted	$0.38	$2.09	$2.58	$3.33

15.	SUBSEQUENT EVENTS

On October 15, 2007, White River prepaid, in full, the secured note payable. Coastal Credit used its line of credit to distribute the necessary funds to the parent company. The scheduled prepayment penalty of 2% was negotiated to 1%.

PART I  FINANCIAL INFORMATION

16.	COMMITMENTS AND CONTINGENCIES

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

Coastal Credit LLC (“Coastal Credit”), based in Virginia Beach, Virginia, is a specialized subprime auto finance company engaged in acquiring subprime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks. Coastal Credit then services the receivables it acquires. Coastal Credit operates in 22 states through 17 offices.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. White River believes that the following represent the material critical accounting policies used in the preparation of its consolidated financial statements. Actual results could differ significantly from estimates.

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

PART I  FINANCIAL INFORMATION

The ultimate realization of the deferred tax asset depends on White River’s ability to generate sufficient taxable income in the future and its ability to prevent an ownership change from occurring for tax purposes. The valuation allowance has been derived pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, and reduces the total deferred tax asset to an amount that will “more likely than not” be realized. White River adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”) on January 1, 2007. The implementation of FIN 48 did not impact White River’s consolidated financial statements. As of January 1, 2007, there were no unrecognized tax benefits.

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

Results of Operations

The Quarter Ended September 30, 2007 Compared to the Quarter Ended September 30, 2006 – Overview

Net income was $1.5 million, or $0.38 per diluted share, for the quarter ended September 30, 2007, compared to $8.1 million, or $2.09 per diluted share, for the quarter ended September 30, 2006. The following items contributed to the decrease to net income:

▪	Interest income for the quarter ended September 30, 2007 decreased $1.3 million as a result as a result of the continued liquidation of the UAC receivable portfolio.

▪
Accretion and other income decreased $6.7 million to $1.4 million for the quarter ended September 30, 2007 as compared to $8.1 million for the same period during 2006. This decline is the result of the decline of accretion income from the beneficial interest in Master Trust.

▪
A provision for estimated credit losses of $1.5 million was recognized for the quarter ended September 30, 2007 compared to a provision for estimated credit losses of $20,000 for the quarter ended September 30, 2006. These changes are explained further in the comparison discussion between the quarters ended September 30, 2007 and 2006 below.

▪	A gain from deficiency sale and litigation settlement of $4.3 million during the quarter ended September 30, 2006, with no such gain occurring during the quarter ended September 30, 2007.

PART I  FINANCIAL INFORMATION

▪
Income tax expense was $(0.8) million for the quarter ended September 30, 2007 compared to an income tax benefit of $0.2 million for the quarter ended September 30, 2006. These changes are explained further in the comparison discussion between the quarters ended September 30, 2007 and 2006 below.

The above decreases in net income were partially offset by the following increases to net income:

▪	Interest expense for the quarter ended September 30, 2007 decreased $1.5 million as the result of the reductions of debt as compared to the quarter ended September 30, 2006.

▪	Charge to master trust–net decreased $5.0 million during the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006 as a result of the reduction of the activity from UAC.

The Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September30, 2006 – Overview

Net income was $10.2 million, or $2.58 per diluted share, for the nine months ended September 30, 2007, compared to $12.9 million, or $3.33 per diluted share, for the nine months ended September 30, 2006. The following items contributed to the decrease to net income:

▪	Interest income for the nine months ended September 30, 2007 decreased $4.5 million as a result as a result of the continued liquidation of the UAC receivable portfolio.

▪
A provision for estimated credit losses of $(3.0) million was recognized for the nine months ended September 30, 2007 compared to a recovery of estimated credit losses of $0.4 million for the same period during 2006. These changes are explained further in the comparison discussion between the nine months ended September 30, 2007 and 2006 below.

▪
A gain from deficiency sale and litigation settlement of $8.0 million during the nine months ended September 30, 2006, with no significant gain occurring during the nine months ended September 30, 2007.

▪
Income tax expense was $(5.8) million for the nine months ended September 30, 2007 compared to an income tax benefit of $1.2 million for the nine months ended September 30, 2006. These changes are explained further in the comparison discussion between the nine months ended September 30, 2007 and 2006 below.

The above decreases in net income were partially offset by the following increases to net income:

▪
Accretion and other income increased $1.1 million during the nine months ended September 30, 2007 to $12.7 million as compared to $11.5 million for the same period during 2006. This increase is the result of the increase of accretion income of the beneficial interest in Master Trust.

▪	Interest expense for the nine months ended September 30, 2007 decreased $4.3 million as the result of the reductions of debt as compared to the nine months ended September 30, 2007.

▪	Charge to master trust–net decreased $11.6 million during the nine months ended September 30, 2007 as compared to the same period during 2006 as a result of the reduction of the activity from UAC.

PART I  FINANCIAL INFORMATION

Discussion of Results

The following table presents consolidated financial information for White River for the periods indicated (in thousands):

For The Quarter Ended September 30, 2007	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$294	$7,649	$-	$7,943
Accretion and other interest	1,382	-	18	1,400

Total interest income	1,676	7,649	18	9,343

Interest expense	(188)	(928)	(291)	(1,407)

Net interest margin	1,488	6,721	(273)	7,936

Recovery (provision) for estimated credit losses	509	(1,989)	-	(1,480)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	1,997	4,732	(273)	6,456

OTHER REVENUES (EXPENSES):
Salaries and benefits	(101)	(1,859)	(168)	(2,128)
Operating expenses	(110)	(804)	(300)	(1,214)
Third party servicing expense	(99)	-	-	(99)
Bankruptcy costs	-	-	-	-
(Charge) credit to master trust—net	(540)	-	-	(540)
Change in fair market valuation of creditor liabilities	(206)	-	-	(206)
Gain from extinguishment of debt	-	-	-	-
Gain from deficiency sale and litigation settlement	-	-	-	-
Other income (expense)	133	(110)	-	23

Total other revenues (expenses)	(923)	(2,773)	(468)	(4,164)

Income (loss) before income taxes	1,074	1,959	(741)	2,292

Income tax expense	-	-	(801)	(801)

Net income	$1,074	$1,959	$(1,542)	$1,491

For The Quarter Ended September 30, 2006	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$1,701	$7,498	$-	$9,199
Accretion and other interest	8,121	-	8	8,129

Total interest income	9,822	7,498	8	17,328

Interest expense	(1,047)	(1,429)	(396)	(2,872)

Net interest margin	8,775	6,069	(388)	14,456

Recovery (provision) for estimated credit losses	1,174	(1,194)	-	(20)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	9,949	4,875	(388)	14,436

OTHER REVENUES (EXPENSES):
Salaries and benefits	(56)	(1,967)	(232)	(2,255)
Operating expenses	(171)	(829)	(279)	(1,279)
Third party servicing expense	(373)	-	-	(373)
Bankruptcy costs	(18)	-	-	(18)
(Charge) credit to master trust—net	(5,587)	-	-	(5,587)
Change in fair market valuation of creditor liabilities	-	-	-	-
Gain (loss) from extinguishment of debt	(4,444)	-	3,103	(1,341)
Gain from deficiency sale and litigation settlement	4,334	-	-	4,334
Other income (expense)	63	(93)	-	(30)

Total other revenues (expenses)	(6,252)	(2,889)	2,592	(6,549)

Income before income taxes	3,697	1,986	2,204	7,887

Income tax benefit	-	-	248	248

Net income	$3,697	$1,986	$2,452	$8,135

PART I  FINANCIAL INFORMATION

The following table presents consolidated financial information for White River for the periods indicated (in thousands):

For The Nine Months Ended September 30, 2007	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$1,539	$22,690	$-	$24,229
Accretion and other interest	12,616	-	67	12,683

Total interest income	14,155	22,690	67	36,912

Interest expense	(913)	(3,081)	(951)	(4,945)

Net interest margin	13,242	19,609	(884)	31,967

Recovery (provision) for estimated credit losses	2,145	(5,124)	-	(2,979)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	15,387	14,485	(884)	28,988

OTHER REVENUES (EXPENSES):
Salaries and benefits	(233)	(5,610)	(437)	(6,280)
Operating expenses	(362)	(2,516)	(1,154)	(4,032)
Third party servicing expense	(453)	-	-	(453)
Bankruptcy costs	(6)	-	-	(6)
(Charge) credit to master trust—net	(2,031)	-	-	(2,031)
Change in fair market valuation of creditor liabilities	(393)	-	-	(393)
Gain (loss) from extinguishment of debt	(15,262)	-	15,262	-
Gain from deficiency sale and litigation settlement	22	-	-	22
Other income (expense)	374	(277)	-	97

Total other revenues (expenses)	(18,344)	(8,403)	13,671	(13,076)

Income (loss) before income taxes	(2,957)	6,082	12,787	15,912

Income tax expense	-	-	(5,750)	(5,750)

Net income (loss)	$(2,957)	$6,082	$7,037	$10,162

For The Nine Months Ended September 30, 2006	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$7,255	$21,553	$-	$28,808
Accretion and other interest	11,504	-	32	11,536

Total interest income	18,759	21,553	32	40,344

Interest expense	(3,963)	(3,994)	(1,337)	(9,294)

Net interest margin	14,796	17,559	(1,305)	31,050

Recovery (provision) for estimated credit losses	3,663	(3,298)	-	365

Net interest margin (deficit) after recovery (provision) for estimated credit losses	18,459	14,261	(1,305)	31,415

OTHER REVENUES (EXPENSES):
Salaries and benefits	(228)	(5,713)	(438)	(6,379)
Operating expenses	(772)	(2,467)	(1,257)	(4,496)
Third party servicing expense	(1,552)	-	-	(1,552)
Bankruptcy costs	(150)	-	-	(150)
(Charge) credit to master trust—net	(13,587)	-	-	(13,587)
Change in fair market valuation of creditor liabilities	-	-	-	-
Gain (loss) from extinguishment of debt	(6,211)	-	4,668	(1,543)
Gain from deficiency sale and litigation settlement	8,043	-	-	8,043
Other income (expense)	268	(338)	-	(70)

Total other revenues (expenses)	(14,189)	(8,518)	2,973	(19,734)

Income before income taxes	4,270	5,743	1,668	11,681

Income tax benefit	-	-	1,219	1,219

Net income	$4,270	$5,743	$2,887	$12,900

PART I  FINANCIAL INFORMATION

The Quarter Ended September 30, 2007 Compared to the Quarter Ended September 30, 2006

Interest on receivables decreased 13.7% to $7.9 million compared to $9.2 million for the quarters ended September 30, 2007 and 2006, respectively. Interest on receivables from UAC decreased $1.4 million due to a lower average securitized finance receivables and receivables held for investment balance of $8.8 million during the quarter ended September 30, 2007 as compared to $50.7 million during the quarter ended September 30, 2006. This decrease in interest on receivables was partially offset by an increase in interest on receivables from Coastal Credit of $0.2 million. This increase is due to an increase in the average finance receivable balance of $87.1 million for the quarter ended September 30, 2007 as compared to $84.7 million during the quarter ended September 30, 2006.

Accretion and other interest decreased to $1.4 million compared to $8.1 million for the quarters ended September 30, 2007 and 2006, respectively. UAC contributed $6.7 million to this decrease from a decrease in accretion income of the beneficial interest in Master Trust. The fair value of beneficial interest in Master Trust has increased over time primarily as a result of reductions in estimated securitized finance receivable net losses. As an increase in the fair value of beneficial interest in Master Trust is recorded, an adjustment is recorded to increase accumulated other comprehensive income in the shareholders’ equity section of the consolidated balance sheet. The accumulated other comprehensive income is accreted over time as interest income based on estimated future cash flows. As the cash flows for a given period or near future periods have decreased, the accretion income has decreased as well. Distributions from the Master Trust account were $0.5 million for the quarter ended September 30, 2007 compared to $7.0 million for the quarter ended September 30, 2006. This decrease in cash distributions resulted in the decrease in accretion income. The individual components of accretion and other interest income are shown in the following table (in thousands):

	Quarters Ended September 30,
	2007	2006

UAC discount accretion for beneficial interest in Master Trust	$1,282	$7,900
Interest on cash balances	118	229

Accretion and other interest income	$1,400	$8,129

Interest expense decreased 51.0% to $1.4 million compared to $2.9 million for the quarters ended September 30, 2007 and 2006, respectively. UAC interest expense decreased by $0.9 million due to the decrease in the average collateralized financings of $9.9 million during the quarter ended September 30, 2007 compared to $55.6 million during the same period ended September 30, 2006. Coastal Credit interest expense decreased by $0.5 million to $0.9 million from $1.4 million for the quarters ended September 30, 2007 and 2006, respectively, as the result of the decrease in average line of credit and subordinated debentures of $44.1 million and $64.0 million for the quarters ended September 30, 2007 and 2006, respectively. Interest expense of Corporate and Other was $0.3 million compared to $0.4 million for the quarters ended September 30, 2007 and 2006, respectively, which is primarily related to the secured note payable.

PART I  FINANCIAL INFORMATION

Provision for estimated credit losses was $(1.5) million compared to a provision for estimated credit losses of $(20,000) for the quarters ended September 30, 2007 and 2006, respectively. Coastal Credit contributed a provision of $(2.0) million and $(1.2) million for the quarters ended September 30, 2007 and 2006, respectively. Provision for estimated credit losses is charged to income to bring Coastal Credit’s allowance for estimated credit losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. This provision was partially offset by a recovery of $0.5 million and $1.2 million to the provision for estimated credit losses at UAC for the quarters ended September 30, 2007 and 2006, respectively. This change in recovery for estimated credit losses is due to stronger than projected cash flows from recoveries on defaulted receivables during the periods. In addition, as the receivable balances continue to liquidate a smaller reserve is required and thus less provision expense is recognized.

Salaries and benefits decreased to $2.1 million for the quarter ended September 30, 2007 compared to $2.3 million for the quarter ended September 30, 2006. There was no significant change in salaries and benefits during these periods.

Operating expenses were $1.2 million for the quarter ended September 30, 2007 compared to $1.3 million for the quarter ended September 30, 2006. UAC operating expenses decreased $0.1 million between the periods as a result of a reduction in professional fees as UAC continued to wind down. Operating expenses for Coastal Credit and Corporate and Other was unchanged for the quarters ended September 30, 2007 and 2006.

Third party servicing expenses decreased 73.5% to $0.1 million for the quarter ended September 30, 2007 compared to $0.4 million for the quarter ended September 30, 2006. UAC is the only segment that incurs this expense. This decrease is the result of the decline in the number of accounts serviced by the third party servicer during the quarter ended September 30, 2007 as compared to September 30, 2006. UAC pays a monthly servicing fee per active receivable. As the number of receivable accounts decreases, the third party servicing expense decreases.

Bankruptcy costs are professional fees and expenses associated with the bankruptcy proceedings of UAC. These costs were $18,000 for the quarter ended September 30, 2006. There were no such costs for the quarter ended September 30, 2007. Future bankruptcy costs have been eliminated with the closure of the bankruptcy case on January 5, 2007. UAC was the only segment that incurred these costs which were for the purpose of assisting the reorganized company in complying with its bankruptcy plan.

The charge to Master Trust, net was $0.5 million for the quarter ended September 30, 2007 compared to $5.6 million for the quarter ended September 30, 2006. Charge to Master Trust is expense related to future transfers of funds to the Master Trust from securitized finance receivables. As UAC, the only segment that reports this activity, continues its stable and orderly liquidation of the securitized finance receivables-net, the income from this portfolio has declined resulting in the decline in the charge to Master Trust.

Gain from deficiency sale and litigation was $4.3 million for the quarter ended September 30, 2006. This gain is the result of the UAC’s settlement agreement that occurred during the quarter. No such activity occurred during the quarter ended September 30, 2007.

Income tax benefit (expense) was a $(0.8) million expense for the quarter ended September 30, 2007 compared to a $0.2 million benefit for quarter ended September 30, 2006. The expense for the quarter ended September 30, 2007 is based on the estimated effective tax rates for 2007. During 2006 White River was evaluating its future taxable income based on the successful integration of Coastal Credit and various other items that occurred during 2006. This evaluation resulted in an income tax benefit from the reversal of a portion of the deferred tax valuation allowance.

PART I  FINANCIAL INFORMATION

The availability of these tax benefits would be jeopardized if an ownership change (as defined in IRS regulations governing Net Operating Loss (“NOL”) carryforward limitations) were to occur in the future with respect to White River. In general, an ownership change occurs when, as of any testing date, the aggregate of the increase in percentage points of the total amount of a corporation's stock owned by each 5-percent shareholder within the meaning of the NOL carryforward limitations whose percentage ownership of the stock has increased as of such date over the lowest percentage of the stock owned by each such 5-percent shareholder at any time during the three-year period preceding such date, is more than 50 percentage points. In general, persons who own 5% or more of a corporation's stock are 5-percent shareholders, and all other persons who own less than 5% of a corporation's stock are treated together, as a single, public group 5-percent shareholder, regardless of whether they own an aggregate of 5% of a corporation's stock. Calculating whether an ownership change has occurred is subject to inherent uncertainty. This uncertainty results from the complexity and ambiguity of the NOL carryforward limitations as well as the limitations on the knowledge of a publicly-traded corporation concerning the ownership of, and transactions in, its securities. White River is not aware of any facts indicating that an ownership change has occurred with respect to White River.

The Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Interest on receivables decreased 15.9% to $24.2 million compared to $28.8 million for the nine months ended September 30, 2007 and 2006, respectively. Interest on receivables from UAC decreased $5.7 million due to a lower average securitized finance receivable and receivables held for investment balance of $15.8 million during the nine months ended September 30, 2007 as compared to $74.2 million during the nine months ended September 30, 2006. This decrease in interest on receivables was partially offset by an increase in interest on receivables from Coastal Credit of $1.1 million. This increase is due to an increase in the average finance receivable balance of $86.4 million for the nine months ended September 30, 2007 as compared to $81.5 million during the nine months ended September 30, 2006.

Accretion and other interest increased to $12.7 million compared to $11.5 million for the nine months ended September 30, 2007 and 2006, respectively. UAC contributed $1.1 million to this increase from an increase in accretion income of the beneficial interest in Master Trust. The fair value of beneficial interest in Master Trust has increased over time primarily as a result of reductions in estimated securitized finance receivable net losses. As an increase in the fair value of beneficial interest in Master Trust is recorded, an adjustment is recorded to increase accumulated other comprehensive income in the shareholders’ equity section of the consolidated balance sheet. The accumulated other comprehensive income is accreted over time as interest income. The individual components of accretion and other interest income are shown in the following table (in thousands):

	Nine Months Ended September 30,
	2007	2006

UAC discount accretion for beneficial interest in Master Trust	$12,243	$10,842
Interest on cash balances	440	694

Accretion and other interest income	$12,683	$11,536

PART I  FINANCIAL INFORMATION

Interest expense decreased 46.8% to $5.0 million compared to $9.3 million for the nine months ended September 30, 2007 and 2006, respectively. UAC interest expense decreased by $3.1 million due to the decrease in the average collateralized financings of $18.0 million during the nine months ended September 30, 2007 compared to $80.0 million during the same period ended September 30, 2006. Coastal Credit interest expense decreased by $0.9 million to $3.1 million from $4.0 million for the nine months ended September 30, 2007 and 2006 as the result of the decrease in average line of credit and subordinated debentures of $48.9 million and $62.6 million for the nine months ended September 30, 2007 and 2006, respectively. Interest expense of Corporate and Other was $1.0 million compared to $1.3 million for the nine months ended September 30, 2007 and 2006, respectively, which is primarily related to the secured note payable.

Recovery (provision) for estimated credit losses was a provision of $(3.0) million compared to a recovery for estimated credit losses of $0.4 million for the nine months ended September 30, 2007 and 2006, respectively. Coastal Credit contributed a provision of $(5.1) million and $(3.3) million for the nine months ended September 30, 2007 and 2006, respectively. The increase in provision for estimated credit losses at Coastal Credit reflects management’s assessment of the reserves necessary for the current credit environment. Provision for estimated credit losses is charged to income to bring Coastal Credit’s allowance for estimated credit losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. This provision was partially offset by a recovery of $2.1 million and $3.7 million at UAC for the nine months ended September 30, 2007 and 2006, respectively. This change in recovery for estimated credit losses is due to stronger than projected cash flows from recoveries on defaulted receivables during the periods. In addition, as the receivable balances continue to liquidate a smaller reserve is required and thus less provision expense is recognized.

Salaries and benefits was $6.3 million for the nine months ended September 30, 2007 compared to $6.4 million for the nine months ended September 30, 2006. There was no significant change in salaries and benefits during these periods.

Operating expenses decreased to $4.0 million for the nine months ended September 30, 2007 compared to $4.5 million for the nine months ended September 30, 2006. UAC operating expenses decreased $0.4 million between the periods as a result of a reduction in professional fees as UAC continued to wind down. Operating expenses for Corporate and Other decreased $0.1 million to $1.2 million for the nine months ended September 30, 2007 compared to $1.3 million for the nine months ended September 30, 2006. The Corporate and Other expenses were primarily professional fees. Coastal Credit operating expenses were relatively unchanged between the respective periods.

Bankruptcy costs are professional fees and expenses associated with the bankruptcy proceedings of UAC. These costs were approximately $6,000 and $150,000 for the nine months ended September 30, 2007 and 2006, respectively. Future bankruptcy costs have been eliminated with the closure of the bankruptcy case on January 5, 2007. UAC was the only segment that incurred these costs which were for the purpose of assisting the reorganized company in complying with its bankruptcy plan.

The charge to Master Trust, net was $2.0 million for the nine months ended September 30, 2007 compared to $13.6 million for the nine months ended September 30, 2006. Charge to Master Trust is expense related to future transfers of funds to the Master Trust from securitized finance receivables. As UAC, the only segment that reports this activity, continues its stable and orderly liquidation of the securitized finance receivables-net, the income from this portfolio has declined resulting in the decline in the charge to Master Trust.

PART I  FINANCIAL INFORMATION

Gain from deficiency sale and litigation settlement was $22,000 compared to $8.0 million for the nine months ended September 30, 2007 and 2006. The gain from deficiency sale for the nine months ended September 30, 2007 was a result of the UAC of deficient accounts that occurred during the first quarter 2007 which was partially offset by additional expenses related to the UAC sale of chapter 13 bankruptcy accounts during 2006. The gain from deficiency sale and litigation for the nine months ended September 30, 2006 is the result of the UAC sale of chapter 13 bankruptcy accounts and the UAC litigation settlement that occurred during the quarters ended June 30, 2006 and September 30, 2006, respectively.

Income tax benefit (expense) was a $(5.8) million expense for the nine months ended September 30, 2007 compared to a $1.2 million benefit for nine months ended September 30, 2006. The expense for the nine months ended September 30, 2007 is based on the estimated effective tax rates. During 2006 White River was evaluating its future taxable income based on the successful integration of Coastal Credit and various other items that occurred during 2006. This evaluation resulted in an income tax benefit from the reversal of a portion of the deferred tax valuation allowance.

PART I  FINANCIAL INFORMATION

Financial Condition as of September 30, 2007 and December 31, 2006

Securitized Finance Receivables, Net

Securitized finance receivables, net balance is 76.6% lower at September 30, 2007 compared to December 31, 2006. This significant decline in securitized finance receivables-net is a result of UAC’s continued stable and orderly portfolio liquidation of these receivables. On June 8, 2007 the collateral financings for notes series 2004-A1, 2004-A2 and 2004-B were paid in full. Subsequent to the settlement of the collateral financings, the receivables securing the collateral financings were recorded as receivables held for investment in other assets. The decrease in the remainder of the securitized receivables is attributable to the normal runoff of the portfolio. Principal balances of securitized finance receivables and the off-balance sheet securitization portfolios are summarized in the following table (in thousands):

	September 30,	December 31,
	2007	2006
Securitized Finance Receivables (1)
2004-A1	$-	$414
2004-A2	-	637
2004-B	-	855
2004-C	564	3,424
2005-A	975	4,913
2005-B	1,705	7,227
2005-C	3,157	11,330
	6,401	28,800

Off-Balance Sheet Securitizations
2001-B (2)	1,650	4,719
2001-C	5,325	14,070
2002-A	5,996	14,530
	12,971	33,319

Total Portfolios	$19,711	$62,605

(1)	On-balance sheet portfolios held by UACSC as collateral for non-recourse asset-backed notes.
(2)	The 2001-B transaction represents a separate issuance of notes, or a separate tranche, under the UACSC 1999 Master Owner Trust.

PART I  FINANCIAL INFORMATION

Finance Receivables, Net

Finance receivables, net refer to the receivables of Coastal Credit and generally have original terms ranging from 32 to 48 months and are secured by the related vehicles. As of September 30, 2007, Coastal Credit’s finance receivables consisted exclusively of contracts acquired by Coastal Credit without credit recourse to the dealer. Although all the contracts in Coastal Credit’s portfolio were acquired without credit recourse, each dealer remains liable to Coastal Credit for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

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

During the nine months ended September 30, 2007, 27.3% of contracts acquired by Coastal Credit are contracts made with borrowers who are in the United States military as compared to 32.6% during the nine months ended September 30, 2006. This decrease is primarily a result of the continued overseas deployment of United States military personnel. Coastal Credit believes that having a significant percentage of contracts for which the borrowers are United States military personnel in the portfolio contributes to lower payment delinquency and greater collection personnel efficiencies. As of September 30, 2007, 31.3% of the Coastal Credit Receivables were with borrowers who are in the United States military as compared to 32.6% as of December 31, 2006. Coastal Credit requests that all borrowers who are in the military use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower. Delinquency of payments on contracts paid by allotment historically has been less than delinquency of payments on contracts not paid by allotment. As a result, the collection effort associated with the military contracts requires substantially less time, allowing Coastal Credit’s collection staff to focus on an increasing number of non-military contracts.

Beneficial Interest in Master Trust

Beneficial interest in Master Trust decreased to $10.8 million at September 30, 2007 compared to $23.6 million at December 31, 2006. This decrease is primarily a result of cash distributed from the Master Trust account to UAC during the first four months of 2007. These distributions were based on changes in certain minimum cash requirements of the Master Trust. UAC used a 15% discount rate to value the beneficial interest in Master Trust as of September 30, 2007 and December 31, 2006.

UAC continually assesses the adequacy of its beneficial interest in Master Trust cash flow model and, as necessary, adjusts both its cash flow model and the balance of the beneficial interest in Master Trust accordingly. Adjustments to beneficial interest in Master Trust are recorded as accumulated other comprehensive income in the shareholders’ equity section of the consolidated balance sheet and are accreted over time as accretion and other interest. The anticipated amortization period of the accumulated other comprehensive income is based on the estimated cash flows from the Master Trust which are projected to be completed by 2010. Accumulated other comprehensive income, net of taxes was $6.1 million and $11.1 million at September 30, 2007 and December 31, 2006, respectively.

PART I  FINANCIAL INFORMATION

Collateralized Financings

Collateralized financings were $7.5 million at September 30, 2007, compared to $32.4 million at December 31, 2006. The decrease was the result of principal payments to note holders that correspond to the principal reduction of securitized finance receivables, net.

Accrued Interest Payable

Accrued interest payable was $0.6 million at September 30, 2007, compared to $1.2 million at December 31, 2006. The change in accrued interest payable is the result of the declining collateralized financing.

Creditor Notes Payable

Creditor notes payable was $1.3 million at September 30, 2007, compared to $1.4 million at December 31, 2006. The decrease was the result of distributions to UAC’s third party creditor during the nine months ended September 30, 2007 partially offset by recording the creditor notes payable at fair value in accordance with SFAS No. 159 which was adopted on January 1, 2007. The initial fair value adjustment increased creditor notes payable by approximately $994,000 and increased accumulated deficit net of taxes.

Liquidity and Capital Resources for the Nine Months Ended September 30, 2007 and 2006

Net cash provided by operating activities was $2.3 million for the nine months ended September 30, 2007 compared to net cash provided by operating activities of $6.0 million for the nine months ended September 30, 2006. The change in net cash flows is primarily from the reduction of interest on receivables from UAC related to the reduction in the average securitized finance receivables between the periods and to the proceeds from deficiency sale and litigation settlement related to the UAC sale of Chapter 13 bankruptcy accounts during 2006.

Net cash provided by investing activities was $40.4 million for the nine months ended September 30, 2007 compared to $67.2 million for the nine months ended September 30, 2006. This change was primarily the result of a reduction in the principal collection and recoveries on securitized finance receivables. This activity was partially offset by the collection on beneficial interest in Master Trust.

Net cash used in financing activities was $42.6 million for the nine months ended September 30, 2007 compared to $74.4 million for the nine months ended September 30, 2006. Net cash flows used in financing activities for the nine months ended September 30, 2007 primarily resulted from the $24.9 million principal payments of collateralized financing, the repayment in full of subordinated debentures principal of $7.7 million and the net decrease in the line of credit during the period of $5.5 million. Net cash used in financing activities for the nine months ended September 30, 2006 primarily resulted from the $76.1 million principal payments of collateralized financing partially offset by the net borrowings on the line of credit during the period of $3.0 million.

At September 30, 2007, White River and its subsidiaries had cash and cash equivalents of $7.0 million compared to $5.6 million at September 30, 2006.

PART I  FINANCIAL INFORMATION

Coastal Credit has a revolving credit facility from a lending institution with a maximum borrowing limit at September 30, 2007 of $100.0 million. The maturity date is December 31, 2011. As of September 30, 2007, Coastal Credit had $44.0 million of indebtedness outstanding under this facility. Total availability under the line of credit was $71.6 million based upon the level of eligible collateral with $27.6 million available in excess of the amount utilized at September 30, 2007. The credit facility is secured by substantially all of the assets of Coastal Credit. In addition, White River has provided an unconditional corporate guaranty. Coastal Credit must maintain specified financial ratios within guidelines established by the lender and is in compliance with these ratios. Interest is paid monthly at a variable rate, based on meeting certain financial criteria. At September 30, 2007, the rate was the London Interbank Offered Rate (“LIBOR”) plus 2.60% (8.37%). There is an annual commitment fee of 1/8 of 1% on the average daily unused commitment. In the event of a significant pay down or an earlier retirement of the revolver commitment, Coastal Credit would sustain certain prepayment penalties. This facility limits distributions Coastal Credit may make to White River to 50% of Coastal Credit’s net income in addition to permitted payments on subordinated debt (including White River debt guaranteed by Coastal Credit).

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

White River had outstanding $10.3 million in a secured note at September 30, 2007. Interest on the note was payable quarterly in arrears at a fixed rate of 10.75% per annum. The secured note payable was secured by White River’s ownership interest in Coastal Credit and was guaranteed by Coastal Credit, but subordinate to the revolving credit facility of Coastal Credit. On October 15, 2007, White River prepaid the secured note payable in full. The prepayment penalty was negotiated down from 2% to 1%.

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

PART I  FINANCIAL INFORMATION

Securitized Finance Receivables

Selected information about active UAC securitizations (dollars in thousands):

Current Transaction	Initial Transaction	Original Amount of Initial Transaction	Remaining Balance at September 30, 2007	Remaining Balance as a Percentage of Original Amount	Net Loss Incurred to Original Amount at September 30, 2007

On Balance Sheet Securitized Finance Receivables:
2004-C	2000-B	$534,294	$564	0.11%	11.37%
2005-A	2000-C	499,999	975	0.20%	9.43%
2005-B	2000-D	510,000	1,705	0.33%	10.03%
2005-C	2001-A	573,000	3,157	0.55%	9.19%
		2,117,293	6,401

Off Balance Sheet Securitized Finance Receivables:
2001-B		150,002	1,650	1.10%	7.33%
2001-C		330,000	5,325	1.61%	6.83%
2002-A		300,000	5,996	2.00%	4.96%
		780,002	12,971

Total		$2,897,295	$19,372	0.67%	8.55%

PART I  FINANCIAL INFORMATION

Securitized finance receivables delinquency has significantly increased as of September 30, 2007 as compared to December 31, 2006. As the total portfolio balance continues to rapidly decline with the stable and orderly liquidation of the receivables, even slight increases in the amount of delinquent receivables can appear as sizable changes in the delinquency percentage. These increases in the percentage of delinquency were anticipated as the managed portfolio nears the end of its life. Delinquency experience of securitized finance receivables at UAC (dollars in thousands):

	September 30, 2007	December 31, 2006

Securitized finance receivables principal balance	$6,401	$28,800

Delinquencies:
30-59 days	$853	$2,812
60-89 days	238	748
90+ days	82	419
Total delinquencies	$1,173	$3,979

Delinquencies as a percentage of securitized finance receivables	18.3%	13.8%

Off-balance sheet finance receivables principal balance	$12,971	$33,319

Delinquencies:
30-59 days	$893	$1,929
60-89 days	217	544
90+ days	74	220
Total delinquencies	$1,184	$2,693

Delinquencies as a percentage of securitized finance receivables	9.1%	8.1%

Provisions were made for estimated net credit losses of securitized finance receivables in conjunction with each repurchased off-balance sheet securitization. The cumulative credit loss assumptions used for the pools of receivables repurchased as of September 30, 2007 ranged from 9.19% to 11.36%, compared to a range of 8.91% to 11.44% as of December 31, 2006.

PART I  FINANCIAL INFORMATION

Allowance for loan losses of securitized finance receivables at UAC ($ in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Balance at the beginning of period	$322	$4,089	$1,617	$6,503
Charge-offs	(513)	(1,659)	(2,227)	(7,975)
Recoveries	744	1,314	2,798	7,705
Recovery for estimated credit losses	(509)	(1,174)	(2,144)	(3,663)

Balance at the end of the period	$44	$2,570	$44	$2,570

Net charge-offs (recoveries)	$(231)	$345	$(571)	$270
Securitized finance receivables	$6,401	$41,392	$6,401	$41,392

Allowance for loan losses as a percent of securitized finance receivables	0.69%	6.21%	0.69%	6.21%

Annualized net charge-offs (recoveries) as a percent of securitized finance receivables	(14.44)%	3.33%	(11.89)%	0.87%

Finance Receivables

Delinquency experience of finance receivables at Coastal Credit, including unearned interest ($ in thousands):

	September 30,	December 31,
	2007	2006

Finance receivables - gross balance	$104,626	$104,399

Delinquencies:
30-59 days	$1,416	$1,261
60-89 days	1,382	898
90+ days	1,734	1,208
Total delinquencies	$4,532	$3,367

Delinquencies as a percentage of finance receivables - gross balance	4.3%	3.2%

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

Allowance for loan losses of finance receivables ($ in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Balance at beginning of period	$5,784	5,832	5,694	6,031
Charge-offs, net of recoveries	(1,588)	(1,267)	(4,632)	(3,570)
Provision for estimated credit losses	1,989	1,194	5,123	3,298

Balance at the end of the period	$6,185	$5,759	$6,185	$5,759

Net charge-offs	$1,588	$1,267	$4,632	$3,570
Finance receivables, net of unearned finance charges	$98,503	$96,987	$98,503	$96,987

Allowance for loan losses as a percent of finance receivables, net of unearned finance charges	6.28%	5.94%	6.28%	5.94%

Annualized net charge-offs as a percent of finance receivables, net of unearned finance charges	6.45%	5.23%	6.27%	4.91%

Allowance for loan losses as a percent of annualized net charge-offs	97.37%	113.63%	100.15%	120.99%

PART I  FINANCIAL INFORMATION

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

ITEM 3. QUANTITATIVE AND QULAITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the information required to be reported since the company’s filing on Form 10-K for the year ended December 31, 2006.

PART I  FINANCIAL INFORMATION

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

PART II  OTHER INFORMATION

PART II

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

November 14, 2007
	By:	/s/ Martin J. Szumski
Martin J. Szumski
Chief Financial Officer
(Signing on behalf of the registrant and as Principal Financial Officer)