Form 10-K
period 2007-12-31
White River Capital Inc
filed 2008-03-14
CIK 1318545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes   ☒ No

The aggregate market value of the registrant’s voting common stock held by non-affiliates, computed by reference to the price at which the common stock was last sold as of June 30, 2007 was $60.7 million.  The registrant does not have any non-voting common equity securities.

As of March 14, 2008, there were 3,869,333 shares outstanding of the issuer’s Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s definitive proxy statement for its 2008 Annual Meeting of Shareholders, which the registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Form 10-K.

- INDEX -

i

ii

PART I

ITEM 1. BUSINESS

Overview

Founded in 2004, White River Capital, Inc. (“White River”) is a financial services holding company headquartered in Indianapolis, Indiana with two principal operating subsidiaries.

Coastal Credit LLC (“Coastal Credit”), based in Virginia Beach, Virginia, is a specialized subprime auto finance company engaged in acquiring subprime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks.  Coastal Credit then services the receivables it acquires. Coastal Credit operates in 21 states through 17 offices.

Union Acceptance Company LLC (“UAC”), based in Indianapolis, Indiana, is a specialized auto finance company which holds and oversees its portfolio of non-prime auto receivables. On January 5, 2007, the U.S. Bankruptcy Court for the Southern District of Indiana issued a final decree and closed UAC’s Chapter 11 bankruptcy case. UAC remains contractually obligated to distribute its remaining assets in compliance with its Second Amended and Restated Plan of Reorganization (the “Plan” or the “Plan of Reorganization”) approved in connection with the bankruptcy case. Under the Plan, UAC must pay net proceeds from its residual interest in its receivables portfolios and other estate assets to creditors holding notes and claims under the Plan. White River owns all of UAC’s general unsecured claims, 89.1% of UAC’s restructured subordinated notes (“Subordinated Notes”) and 94.7% of UAC's accrual notes (“Accrual Notes”) issued under the Plan.  UAC was designated the Creditor Representative to oversee the distribution of its remaining assets as contractually required under the Plan.

White River’s net interest margin after provision for estimated losses was $35.5 million for the year ended December 31, 2007.  Net income for this same period was $11.8 million.  At December 31, 2007, total assets were $166.6 million.

COASTAL CREDIT LLC

General

Coastal Credit is a subprime finance company engaged in acquiring sub-prime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks.  Coastal Credit then services the receivables it acquires. Coastal Credit commenced operations in Virginia in 1987. It conducts business in 21 states – Alaska, Arizona, California, Colorado, Delaware, Florida, Georgia, Hawaii, Kansas, Louisiana, Maryland, Mississippi, Nevada, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Virginia and Washington – through its 17 branch locations.

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

A significant number of contracts acquired by Coastal Credit are contracts made with borrowers who are in the United States military. During 2007, 28.5% of new originations were made with these borrowers. Coastal Credit believes that having in its portfolio a significant percentage of contracts for which the borrowers are United States military personnel contributes to lower payment delinquency and higher collection personnel efficiencies. Coastal Credit requests all borrowers who are in the military to use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower. Delinquency of payments on contracts paid by allotment historically has been less than delinquency of payments on contracts not paid by allotment. As a result, the collection effort associated with the military contracts requires substantially less time, allowing Coastal Credit’s collection staff to focus on an increased number of civilian sector contracts.

Coastal Credit’s executive offices are located at 3852 Virginia Beach Boulevard, Virginia Beach, Virginia 23452.

Acquisition of Automobile Finance Contracts

Coastal Credit currently conducts its automobile finance programs in 21 states through a total of 17 branches, with two branches in each of Florida, Georgia, Mississippi, and Virginia, and one branch in each of California, Colorado, Delaware, Louisiana, Nevada, Ohio, Oklahoma, Pennsylvania and Texas. Each branch acquires, processes, and services contracts in its geographic area.

Coastal Credit’s branch managers develop and maintain relationships with automobile dealers in the branches’ geographic areas. Coastal Credit enters into non-exclusive dealer agreements with these dealers for the acquisition of individual contracts. The dealer agreement provides Coastal Credit with recourse to the dealer in cases of dealer fraud or breach of the dealer’s representations and warranties. As of December 31, 2007, Coastal Credit had non-exclusive agreements with approximately 1,500 dealers, of which approximately 556 are active. Coastal Credit considers a dealer agreement to be active if Coastal Credit has acquired a contract under the dealer agreement in the last nine months. After Coastal Credit acquires a contract from a dealer, the dealer is no longer involved in the relationship between Coastal Credit and the borrower, other than through the existence of limited representations and warranties of the dealer.

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

As of December 31, 2007, Coastal Credit’s contract portfolio consisted exclusively of contracts acquired by Coastal Credit without credit recourse to the dealer. Although all the contracts in Coastal Credit’s contract portfolio were acquired without credit recourse, each dealer remains liable to Coastal Credit for liabilities arising from any breach of certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

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

Both Coastal Credit and the dealers with which it does business offer purchasers of vehicles certain other “add-on” products. These products are offered by the dealer on Coastal Credit’s behalf or by the dealer on behalf of the automobile dealership at the time of sale. The add-on products consist of the following:

•	Extended warranty protection – covers the cost of certain repairs after the vehicle’s warranty expires;
•	Gap insurance – pays an amount between what the borrower owes and the primary insurance cash value of a vehicle if the vehicle is stolen or destroyed; and
•	Collateral protection insurance – pays the cost to repair or the value of the vehicle if the vehicle is stolen, damaged or destroyed.

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

The branch manager of each branch is responsible for underwriting and purchasing automobile contracts and providing servicing and collections. However, the branch network is closely managed and supervised by Coastal Credit’s senior management. Coastal Credit believes that its branch network operations enable branch managers to develop strong relationships with its automobile dealers. Coastal Credit, through its branches, provides a high level of service to its dealers by providing consistent credit decisions and frequent management contact. Coastal Credit has established internal buying guidelines to be used by its underwriters when acquiring contracts. Although the buying guidelines vary from branch to branch, Coastal Credit’s branch managers or senior management must approve any contract that does not meet a branch’s guidelines in advance of purchasing any such contract. Coastal Credit has 17 branch managers, each charged with managing the specific branches in a defined geographic area. In addition to a variety of administrative duties, the branch managers are responsible for monitoring their assigned branches’ compliance with Coastal Credit’s underwriting standards. On a regular basis, either a branch manager or senior management reviews every newly purchased contract.

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

Geographic Concentration

Coastal Credit operates its business and acquires its contracts in various regions as follows:

     Region #1 – Florida, Georgia, North Carolina, Tennessee and Virginia.
     Region #2 – Delaware, Maryland, Ohio and Pennsylvania.
     Region #3 – Louisiana, Kansas, Mississippi, Nevada, Oklahoma and Texas.
     Region #4 – Alaska, Arizona, California, Colorado, Hawaii and Washington.

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

In addition, the branch managers and Coastal Credit’s senior management review each account that is 60 days past due to determine whether the contract should be charged off. Coastal Credit requires mandatory charge off of all contracts when 60 days have passed since the most recent payment and/or the contract is 180 days delinquent per the contract terms. All charged off loans are transferred to a Profit and Loss (P&L) Department. The P&L Department attempts to collect the contract until the borrower has paid the contract or all legal remedies have been exhausted. Historically, Coastal Credit has recovered approximately 25% of deficiencies from such borrowers. Proceeds from the disposition of the vehicles are not included in calculating the foregoing percentage range.

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

Regulation

Coastal Credit’s financing and collection operations are subject to regulation, supervision and licensing under various federal, state and local statutes and ordinances. Additionally, the procedures that Coastal Credit must follow in connection with the repossession of vehicles securing contracts are regulated by each of the states in which Coastal Credit does business. In addition to applicable federal law, the laws of the following states where Coastal Credit currently has branches govern Coastal Credit’s operations:   California, Colorado, Delaware, Florida, Georgia, Louisiana, Mississippi, Nevada, Ohio, Oklahoma, Pennsylvania, Texas and Virginia.

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

Employees

Coastal Credit’s executive management and various support functions are centralized at its corporate headquarters in Virginia Beach, Virginia. As of December 31, 2007, Coastal Credit employed approximately 122 persons. None of Coastal Credit’s employees is subject to a collective bargaining agreement, and Coastal Credit considers its relations with its employees generally to be satisfactory.

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

In December 2007, UAC redeemed all of its outstanding securitizations.  Until that date, UAC, through its wholly owned special purpose subsidiary, UAC Securitization Corporation (“UACSC”), continued to hold the rights to the retained interest in the securitizations that it had sponsored prior to the UAC bankruptcy petition date and subsequent non-recourse financings of previously securitized receivables. The “retained interest” refers to the net cash flows that became available from securitizations after obligations required to be satisfied by these securitizations and non-recourse financings were paid. The retained interest is discussed in more detail under the heading “The Retained Interest–Cash Flows from Securitizations” below.

The UAC Bankruptcy Case

In October 2002, UAC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Indiana (the “Bankruptcy Case”). In August 2003, the Bankruptcy Court confirmed UAC’s Second Amended and Restated Plan of Reorganization. On January 5, 2007, the U.S. Bankruptcy Court for the Southern District of Indiana issued a final decree and closed UAC’s Chapter 11 Bankruptcy Case.   Although the Bankruptcy Case is closed, UAC remains contractually obligated to distribute its remaining assets in compliance with the Plan.  UAC was designated the Creditor Representative to oversee the distribution of its remaining assets as contractually required under the Plan.

Generally, UAC is obligated to continue to collect cash as it became available from prescribed assets of the bankruptcy estate (see “The Retained Interest–Cash Flows from Securitizations” below) and to distribute such cash to the creditors of the bankruptcy estate who made claims in the Bankruptcy Case and whose claims were allowed by the bankruptcy court. White River purchased substantially all of the allowed claims from UAC’s bankruptcy creditors in 2005 and now holds all unsecured claims, 89.1% of Subordinated Notes and 94.7% of the Accrual Notes.  Accordingly, the large majority of distributions from the bankruptcy estate assets inure to White River.

In connection with UAC’s Plan of Reorganization and distributions and as a result of White River’s acquisition of UAC’s general unsecured claims and Subordinated Notes, UAC’s creditor notes payable (in thousands) are as follows at:

	December 31, 2007			December 31, 2006
	Carrying Value	Contractual Remaining Debt Not Owned by White River	Total Contractual Remaining Debt	Carrying Value	Contractual Remaining Debt Not Owned by White River	Total Contractual Remaining Debt
Restructured debt:
Class 2A general unsecured claims	$-	$-	$454	$-	$-	$956
Restructured senior notes	-	-	-	-	-	-
Restructured subordinated notes	1,324	4,106	25,156	1,391	4,394	40,427
Senior accrual notes	-	-	4,106	-	-	4,106
Subordinated accrual notes	-	431	3,964	1	431	3,964

Total creditor notes payable	$1,324	$4,537	$33,680	$1,392	$4,825	$49,453

The Retained Interest - Cash Flows from Securitizations

In connection with the transfer of servicing of its securitized receivables in the bankruptcy, UAC and its subsidiaries entered into agreements with Systems and Services Technologies, Inc. (“SST”), MBIA Insurance Corporation (the surety provider which has issued policies that ensure timely payments on the notes issued by the securitization trusts) (“MBIA”) and other interested parties. Under these agreements, SST was appointed as servicer of the UAC receivables portfolio. In addition, a Master Trust Account was created pursuant to a Master Trust Account Agreement. The Master Trust Account served effectively to cross-collateralize the securitization trusts and non-recourse financings of UAC receivables. The residual cash flows from the securitizations were paid through the Master Trust Account.

On December 10, 2007, UAC prepaid in full the collateralized financing debt of the securitized finance receivables using cash collateral of the individual securitizations and cash in the Master Trust Account.  Upon completion of the prepayment of this debt, the securitization agreements and the Master Trust Account Agreement were terminated and the receivable collateral is now owned outright by UAC and continues to be serviced by SST.

UAC Continuing Operations

UAC continues to oversee the receipt and distribution of the cash flows from its remaining assets and to carry out the Plan. UAC currently has a staff of two employees, while UAC’s President, Mark R. Ruh, is employed by Castle Creek Capital LLC (“Castle Creek”), and its Chief Financial Officer, Martin J. Szumski, is employed by White River. UAC’s current principal activities are the following:

•	overseeing collection and distribution of cash flows from receivable portfolios and other assets in accordance with the Plan of Reorganization;
•	collecting automobile dealer premium rebates contractually due;
•	supporting deficiency account collections by third party collection agencies;
•	managing deficiency account collections requiring legal action; and
•	holding portfolios of automobile receivables that it had initially acquired prior to the Bankruptcy Case.

UAC’s consolidated receivable portfolios were as set forth below (in thousands):

	December 31,
	2007	2006
UAC and Subsidiary Receivables Held for Investment
UAC Owned (1)	$81	$188
UACSC Owned (2)	12,491	298
	12,572	486

Securitized Finance Receivables (3)
2004-A1	-	414
2004-A2	-	637
2004-B	-	855
2004-C	-	3,424
2005-A	-	4,913
2005-B	-	7,227
2005-C	-	11,330
	-	28,800

Off-Balance Sheet Securitizations
2001-B(4)	-	4,719
2001-C	-	14,070
2002-A	-	14,530
	-	33,319

Total Portfolios	$12,572	$62,605

(1)	Receivables that are owned directly by UAC and are not leveraged.
(2)
On June 8, 2007 the 2004-A1, 2004-A2 and 2004-B notes were paid in full. On December 10, 2007 the remaining notes for the securitized finance receivables and off-balance sheet securitizations were paid in full. The receivable portfolios are now owned outright by UACSC.

(3)	On-balance sheet portfolios formerly held by UACSC as collateral for non-recourse asset-backed notes.
(4)	The 2001-B transaction represented a separate issuance of notes, or a separate tranche, under the UACSC 1999 Master Owner Trust.

ITEM 2. PROPERTIES

White River and its subsidiaries lease our headquarters and branch office facilities. White River’s corporate headquarters, located at 1445 Brookville Way, Suite I, in Indianapolis, Indiana, consists of approximately 1,800 square feet of office space. UAC and its subsidiaries share this space with White River. The current lease relating to this space expires August 31, 2008.

Coastal Credit leases its corporate headquarters and branch office facilities. Its headquarters, located at 3852 Virginia Beach Boulevard, in Virginia Beach, Virginia, consist of approximately 9,340 square feet of office space. The current lease relating to this space expires in September 2009.

Coastal Credit’s 17 branch offices located in California, Colorado, Delaware, Florida, Georgia, Louisiana, Mississippi, Nevada, Ohio, Oklahoma, Pennsylvania, Texas and Virginia range in size from approximately 885 square feet to 6,700 square feet, with a typical size of 1,600 to 2,000 square feet. These offices are located in office parks, shopping centers or strip malls and are occupied pursuant to leases with an initial term of from one to five years. Coastal Credit believes that these facilities and additional or alternate space available to it are adequate to meet its needs for the foreseeable future.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

On January 19, 2007, White River’s common stock began trading on the American Stock Exchange under the symbol RVR. Prior to that date, White River’s common stock traded “over-the-counter” on the Pink Sheets under the symbol WRVC. As of March 10, 2008, there were 3,869,333 shares of common stock outstanding and approximately 124 shareholders of record (assuming all remaining unexchanged certificates for shares of UAC common stock are exchanged for certificates representing White River shares). White River’s common stock was held by approximately 624 beneficial owners as of such date.

The following table sets forth the range of the high, low and closing sale prices for White River’s common stock as reported on the American Stock Exchange beginning January 19, 2007 and on the Pink Sheets prior to that date:

	High	Low	Close
Fiscal year ended December 31, 2006
First Quarter	$17.05	$14.50	$17.05
Second Quarter	17.05	14.00	16.00
Third Quarter	17.50	16.00	17.50
Fourth Quarter	18.00	17.00	17.00
Fiscal year ended December 31, 2007
First Quarter	$25.00	$17.00	$23.40
Second Quarter	24.80	23.20	24.25
Third Quarter	24.40	20.75	21.25
Fourth Quarter	21.50	18.00	18.30

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Founded in 2004, White River Capital, Inc. (“White River”) is a financial services holding company headquartered in Indianapolis, Indiana with two principal operating subsidiaries.

Coastal Credit LLC (“Coastal Credit”), based in Virginia Beach, Virginia, is a specialized subprime auto finance company engaged in acquiring subprime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks.  Coastal Credit then services the receivables it acquires. Coastal Credit operates in 21 states through 17 offices.

Union Acceptance Company LLC (“UAC”), based in Indianapolis, Indiana, is a specialized auto finance company which holds and oversees its portfolio of non-prime auto receivables. On January 5, 2007, the U.S. Bankruptcy Court for the Southern District of Indiana issued a final decree and closed UAC’s Chapter 11 bankruptcy case. UAC remains contractually obligated to distribute its remaining assets in compliance with its Second Amended and Restated Plan of Reorganization (the “Plan” or the “Plan of Reorganization”) approved in connection with the bankruptcy case. Under the Plan, UAC must pay net proceeds from its residual interest in its receivables portfolios and other estate assets to creditors holding notes and claims under the Plan. White River owns all of UAC’s general unsecured claims, 89.1% of UAC’s restructured subordinated notes and 94.7% of UAC's accrual notes issued under the Plan.  UAC was designated the Creditor Representative to oversee the distribution of is remaining assets as contractually required under the Plan.

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

New Accounting Pronouncements

During July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 establishes standards for measurement and recognition in financial statements of positions taken by an entity in its income tax returns. In addition, FIN No. 48 requires new disclosures about positions taken by an entity in its tax returns that are not recognized in its financial statements, information about potential significant changes in estimates related to tax positions and descriptions of open tax years by major jurisdiction.  We have adopted FIN No. 48 on January 1, 2007. See Note 16 for further details.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements (“SFAS No. 157”), which provides guidance on how to measure assets and liabilities using fair value methods. SFAS No. 157 will apply whenever another United States Generally Accepted Accounting Principle standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. SFAS No. 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected an early adoption of SFAS No. 157 beginning January 1, 2007. There was no effect on the consolidated financial statements as a result of the adoption of SFAS No. 157 (See Note 5 and Note 9).

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits all entities to choose, at specified election dates, to measure eligible assets and liabilities at fair value. SFAS No. 159 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected an early adoption of SFAS No. 159 beginning January 1, 2007 solely related to creditor notes payable. See Note 9 for further details.

Net Assets of Collateralized Financings

During 2003 through 2005, UAC Securitization Corporation (“UACSC”), a wholly owned special purpose subsidiary of UAC, purchased receivables from off-balance sheet securitizations that were eligible for clean-up calls. These receivables were re-securitized through non-recourse collateralized financing issuances. The associated future cash flows from these receivables were subject to the same Master Trust Account provisions as the securitizations called.

To finance the securitized receivable acquisitions, collateralized financings were used, secured by the respective portfolios of the acquired receivables and related restricted cash accounts. Timely payments of principal and interest on the non-recourse collateralized financings were insured by surety policies. Such obligations were also cross-collateralized through the Master Trust Agreement. Net interest cash flows in excess of expense were payable to the Master Trust Account and expensed as charge to Master Trust, net.

On December 10, 2007, UAC prepaid in full the collateralized financing debt of the securitized finance receivables using cash collateral of the individual securitizations and cash in the Master Trust Account.  Upon completion of the prepayment of this debt, the securitization agreements and the Master Trust Account Agreement were terminated and the receivable collateral is now owned outright by UACSC.

Valuation of Beneficial Interest in Master Trust

The Master Trust Agreement established that all excess cash from securitizations was to be deposited in the Master Trust Account. Once prescribed cash reserve levels were met, cash would be released to UAC from the Master Trust Account. This future cash flow was reported as beneficial interest in Master Trust. In determining the fair value of the beneficial interest in Master Trust, estimates were made for the future prepayments, rates of gross credit losses and credit loss severity, and delinquencies as they impacted the amount and timing of the estimated cash flows from the Master Trust. The average of the interest rates on the receivables exceeded the interest rates on the securities issued in the securitization. This excess cash was held by the Master Trust Account and released based on reserve requirements of the Master Trust. These estimated cash flows from the Master Trust were then discounted to reflect the present value.

With the prepayment of the collateralized financing debt and the subsequent termination of the securitization agreements and the Master Trust Account Agreement, these cash restrictions are no longer in effect.

Allowance for Loan Losses – Finance Receivables

Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at a level considered adequate to cover probable credit losses inherent in finance receivables.

The allowance for loan losses is established systematically by management based on the determination of the amount of probable credit losses inherent in the finance receivables as of the reporting date. Coastal Credit reviews charge off experience factors, delinquency reports, historical collection rates and other information in order to make the necessary judgments as to credit losses inherent in the portfolio as of the reporting date. Assumptions regarding credit losses are reviewed quarterly and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumptions increase, there could be an increase in the amount of allowance for loan losses required, which could decrease the net carrying value of finance receivables and increase the provision for loan losses recorded on the consolidated statements of operations. Coastal Credit believes that the existing allowance for loan losses is sufficient to absorb inherent finance receivable losses.

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

The ultimate realization of the deferred tax asset depends on White River’s ability to generate sufficient taxable income in the future and their ability to not allow an ownership change to occur for tax purposes. The valuation allowance has been derived pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, and reduces the total deferred tax asset to an amount that will “more likely than not” be realized (see Note 16).

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

Results of Operations

The Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net income was $11.8 million, or $2.99 per diluted share, for the year ended December 31, 2007, compared to $56.3 million, or $14.51 per diluted share, for the year ended December 31, 2006. The decrease in income from the prior year is primarily due to the following:

•
an income tax expense of $6.8 million for 2007 compared to and income tax benefit of $39.0 million for 2006. The income tax benefit for 2006 was primarily a result of the reversal of the majority of the deferred tax asset valuation allowance;

•	a decrease in accretion income from beneficial interest in Master Trust during 2007;

•	the near elimination of gain from deficiency sale and litigation settlement as a result of a lack of such transactions occurring during 2007 as compared to 2006;

•	a $6.2 million increase in provision for estimated credit losses during 2007.

Discussion of Results

The following table presents consolidating financial information for White River for the periods indicated:

For The Year Ended December 31, 2007	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$17,548	$30,242	$77	$47,867

Interest expense	(1,036)	(4,088)	(990)	(6,114)

Net interest margin	16,512	26,154	(913)	41,753

Recovery (provision) for estimated credit losses	2,086	(8,329)	-	(6,243)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	18,598	17,825	(913)	35,510

Total other revenues (expenses)	(19,457)	(11,117)	13,641	(16,933)

Income (loss) before income taxes	$(859)	$6,708	$12,728	$18,577

For The Year Ended December 31, 2006	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$24,818	$29,065	$62	$53,945

Interest expense	(4,805)	(5,308)	(1,707)	(11,820)

Net interest margin	20,013	23,757	(1,645)	42,125

Recovery (provision) for estimated credit losses	4,624	(4,660)	-	(36)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	24,637	19,097	(1,645)	42,089

Total other revenues (expenses)	(23,183)	(11,286)	9,705	(24,764)

Income before income taxes	$1,454	$7,811	$8,060	$17,325

The Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006 - Consolidated

Interest on receivables decreased 14.0% to $32.3 million compared to $37.5 million for the years ended December 31, 2007 and 2006, respectively. Coastal Credit interest on receivables increased $1.2 million due to a larger average finance receivable balance of $86.4 million during the year ended December 31, 2007 as compared to $82.2 million during the year ended December 31, 2006. Interest on receivables from UAC declined $6.4 million due to a 78.5% decline in the average receivable balance to $13.9 million during the year ended December 31, 2007 from $64.7 million during the year ended December 31, 2006 from the liquidation of securitization receivables.

Accretion and other interest decreased 5.1% to $15.6 million compared to $16.4 million for the years ended December 31, 2007 and 2006, respectively. This decrease is a result from a decrease in accretion from accumulated other comprehensive income. The balance of other comprehensive income has continued to decline as income is accreted. This will result in the continued decline in future accretion income. The individual components of accretion and other interest income are shown in the following table (in thousands):

	Years Ended December 31,
	2007	2006

UAC discount accretion for beneficial interest in Master Trust	$15,079	$15,538
Interest on cash balances	530	907

Accretion and other interest income	$15,609	$16,445

Interest expense decreased 48.3% to $6.1 million compared to $11.8 million for the years ended December 31, 2007 and 2006, respectively. Coastal Credit interest expense was $4.1 million for the year ended December 31, 2007 as compared to $5.3 million for the year ended December 31, 2006 as a result of the decrease in average line of credit and subordinated debentures of $49.5 million from $61.5 million for the years ended December 31, 2007 and 2006, respectively. UAC interest expense decreased by $3.8 million due to the decrease in interest expense and accretion expense from the UAC creditor notes payable that were acquired by White River and, to a greater extent, the decrease in the average collateralized financings of 79.0% to $14.7 million during the year ended December 31, 2007 from $70.0 million during the same period ended December 31, 2006. Interest expense of Corporate and Other was $1.0 million and $1.7 million for the years ended December 31, 2007 and 2006, respectively. This decrease is primarily a result of a reduction in interest expense from the secured note payable that was paid in full on October 15, 2007.

Provision for estimated credit losses was $6.2 million compared to $36,000 for the years ended December 31, 2007 and 2006, respectively. Provision for estimated credit losses is charged to income to bring Coastal Credit’s allowance for estimated credit losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. For Coastal Credit, the provision for estimated credit losses was $8.3 million for the year ended December 31, 2007 as compared to $4.7 million for the year ended December 31, 2006. Coastal Credit has seen increases in delinquency rates in the latter half of 2007. As a result of this delinquency, Coastal Credit’s net charge-offs increased during the fourth quarter, but 30+ day delinquency decreased to 4.11% at December 31, 2007 compared to 4.33% at September 30, 2007. In addition, Coastal Credit increased its allowance reserves to 7.0% of receivables, net of unearned income, during the forth quarter 2007. This activity resulted in the increase of Coastal Credit’s provision for estimated credit losses. UAC recorded recovery for estimated credit losses of $2.1 million compared to $4.6 million for the years ended December 31, 2007 and 2006, respectively. This change in recovery for estimated credit losses is a result of declining defaulted receivables during 2007.

The charge to Master Trust, net was a $2.1 million charge for the year ended December 31, 2007 compared to a $14.9 million credit for the year ended December 31, 2006. Charge to Master Trust is expense related to future transfers of funds to the Master Trust from securitized finance receivables of UAC. The $12.8 million decrease in charge to Master Trust is related to the sale of deficiency receivables, the sale of receivables that filed for Chapter 13 bankrupt protection, and settlement proceeds recorded as other income during 2006 compared to only a small sale of deficiency receivables during 2007. With the “clean-up” call of all securitizations on December 10, 2007 and termination of the Master Trust Agreement, there will be no future charge to Master Trust, net activity.

Loss from extinguishment of debt was $1.5 million for the year ended December 31, 2006. The loss during 2006 is related to the settlement distribution White River paid to UAC creditors who sold their general unsecured claims and Subordinated Notes during 2005. There was no activity during 2007.

Gain from deficiency sale and litigation settlement was $22,000 for the year ended December 31, 2007 compared to $7.9 million for the year ended December 31, 2006. This gain is the result of the sale of receivables that filed Chapter 13 bankruptcy protection, and the funds received from a legal settlement during 2006 and the UAC sale of deficiency receivables during 2006 and 2007.

Other income (expense) was an expense of $(0.1) million compared to an income of $0.1 million for the years ended December 31, 2007 and 2006, respectively. Other income is primarily the result of refunds of dealer rebates from charged-off and prepaid finance contracts and collections of previously charged-off balances net of expenses.

Salaries and benefits decreased to $8.3 million for the year ended December 31, 2007 compared to $8.5 million for the year ended December 31, 2006. Coastal Credit contributed $0.2 million to this decrease. There was no significant change in salaries and benefits for UAC and Corporate and Other during these periods.

Operating expenses decreased to $5.6 million for the year ended December 31, 2007 compared to $5.9 million for the year ended December 31, 2006. Coastal Credit operating expenses remained relatively unchanged between these periods. UAC operating expenses decreased $0.4 million as a result of the continued liquidation of its assets. Corporate and Other operating expenses increased $0.1 million between these periods. These Corporate and Other expenses were primarily professional fees.

Third party servicing expenses decreased 70.1% to $0.5 million for the year ended December 31, 2007 compared to $1.8 million for the year ended December 31, 2006. UAC is the only segment that incurs this expense. This decrease is the result of the ongoing liquidation of the UAC receivable portfolio during 2007. UAC pays a monthly servicing fee per active receivable. As the number of receivables decreased as the result of the liquidation of receivables, the third party servicing expenses decreased.

Bankruptcy costs are professional fees and expenses associated with the bankruptcy proceedings of UAC. These costs were $6,000 and $0.2 million for the years ended December 31, 2007 and 2006, respectively. UAC is the only segment that incurs these costs which were for the purpose of assisting the reorganized company in complying with its bankruptcy plan. Future bankruptcy costs were eliminated with the closure of the bankruptcy case on January 5, 2007.

Income tax expense was $(6.8) million for the year ended December 31, 2007 compared to an income tax benefit of $39.0 million for the year ended December 31, 2006. Prior to 2006, any income tax provision (benefit) in the year was offset by an increase (decrease) in the valuation allowance against deferred tax assets. As of December 31, 2007, White River had federal net operating loss carryforwards for income tax purposes of $100.1 million. Net operating losses may be carried forward up to 20 years for federal income tax purposes. White River’s earliest net operating losses available for carryforward were generated in the tax year ended June 30, 2003, and will expire if not used prior to the tax year ending December 31, 2022. With the acquisition of Coastal Credit on August 31, 2005, White River acquired a historically profitable subsidiary that enabled White River to recognize a portion of the net operating loss (“NOL”) carryforwards.

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

Financial Condition as of December 31, 2007 and 2006

Securitized Finance Receivables, Net

Securitized finance receivables, net were $27.4 million at December 31, 2006. On December 10, 2007, UAC prepaid in full the collateralized financing debt of the securitized finance receivables using cash collateral of the individual securitizations and cash in the Master Trust Account.  Upon completion of the prepayment of this debt, the securitization agreements and the Master Trust Account Agreement were terminated and the receivable collateral is now owned, outright, by UAC. All UAC receivables will now be reported as finance receivables, net. The principal balances of the securitized finance receivables, net and the off-balance sheet securitization portfolios are summarized in the following table (in thousands):

	December 31,
	2007	2006
Securitized Finance Receivables (1)
2004-A1	$-	$414
2004-A2	-	637
2004-B	-	855
2004-C	-	3,424
2005-A	-	4,913
2005-B	-	7,227
2005-C	-	11,330
	-	28,800
Off-Balance Sheet Securitizations
2001-B	-	4,719
2001-C	-	14,070
2002-A	-	14,530
	-	33,319

Total Portfolios	$-	$62,119

(1) On-balance sheet portfolios held by UACSC as collateral for non-recourse asset-backed notes.

Finance Receivables, Net

Finance receivables, net increased to $90.7 million at December 31, 2007 as compared to $79.1 million at December 31, 2006. On December 10, 2007, UAC prepaid in full the collateralized financing debt of the securitized finance receivables using cash collateral of the individual securitizations and cash in the Master Trust Account.  Upon completion of the prepayment of this debt, the securitization agreements and the Master Trust Account Agreement were terminated and the receivable collateral is now owned, outright, by UAC. All receivables for UAC are now reported as finance receivables, net. UAC finance receivables, net increased to $11.5 million at December 31, 2007 as compared to $0.5 million at December 31, 2006. Coastal Credit finance receivables, net increased to $79.2 million compared to $78.7 million for the years ended December 31, 2007 and 2006, respectively.

A significant number of contracts acquired by Coastal Credit are contracts made with borrowers who are in the United States military. As of December 31, 2007, 31.2% of the Coastal Credit Receivables were with borrowers who are in the United State military as compared to 32.6% as of December 31, 2006. Coastal Credit believes that having in the portfolio a significant percentage of contracts for which the borrowers are United States military personnel contributes to lower payment delinquency and greater collection personnel efficiencies. Coastal Credit requests that all borrowers who are in the military use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower. Delinquency of payments on contracts paid by allotment historically has been less than delinquency of payments on contracts not paid by allotment. As a result, the collection effort associated with the military contracts requires substantially less time, allowing Coastal Credit’s collection staff to focus on an increasing number of non-military contracts. Throughout 2007, the percentage of contracts made with borrowers who are in the United States military has declined due to the deployment of troops abroad. Until these deployments are reduced, it is likely that Coastal Credit will continue to see a decline in contracts with military personnel.

As of December 31, 2007, Coastal Credit’s finance receivables consisted exclusively of contracts acquired by Coastal Credit without credit recourse to the dealer. Although all the contracts in Coastal Credit’s portfolio were acquired without credit recourse, each dealer remains liable to Coastal Credit for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

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

Beneficial Interest in Master Trust

Beneficial interest in Master Trust was $23.6 million at December 31, 2006. UAC used a 15% discount rate to value the beneficial interest in Master Trust as of December 31, 2006. On December 10, 2007, UAC prepaid in full the collateralized financing debt of the securitized finance receivables using cash collateral of the individual securitizations and cash in the Master Trust Account.  Upon completion of the prepayment of this debt, the securitization agreements and the Master Trust Account Agreement were terminated and the receivable collateral is now owned, outright, by UAC and the beneficial interest in Master Trust was eliminated.

Collateralized Financings

On December 10, 2007, UAC prepaid in full the collateralized financing debt of the securitized finance receivables using cash collateral of the individual securitizations and cash in the Master Trust Account.  Upon completion of the prepayment of this debt, the securitization agreements and the Master Trust Account Agreement were terminated. Collateralized financings were $32.4 million at December 31, 2006.

Accrued Interest Payable

Accrued interest payable was $0.4 million at December 31, 2007, compared to $1.2 million at December 31, 2006. The decrease was primarily the result of (i) the prepayment in full of the secured note payable on October 15, 2007, (ii) the prepayment in full the collateralized financing debt of the securitized finance receivables on December 31, 2007 and (iii) the elimination of accrued interest payable for creditor notes payable as a result of the early adoption of SFAS No. 157, Fair Value Measurements,  (“SFAS No. 157”) and SFAS No. 159, The Fair Value Opinion for Financial Assets and Financial Liabilities (“SFAS No. 159”). Any accrued interest as a result of interest expense from creditor notes payable is included in the fair market valuation of creditor notes payable.

Creditor Notes Payable

    Creditor notes payable was $1.3 million at December 31, 2007, compared to $1.4 million at December 31, 2006. The decrease was the result of continued repayment of principal in accordance with the UAC bankruptcy plan. Beginning January 1, 2007, creditor notes payable was recorded at fair market value in accordance with White River’s early adoption of SFAS No. 157 and SFAS No. 159.

Liquidity and Capital Resources for the Years Ended December 31, 2007 and 2006

Net cash provided by operating activities was $4.2 million for the year ended December 31, 2007 compared to $6.0 million for the year ended December 31, 2006. The change in net cash provided by operating activities was primarily a result of the cash sent to the Master Trust Account in accordance with the Master Trust Agreement of UAC partially offset by a reduction of interest expense as a result of a lower average line of credit balance for 2007 as compared to 2006 and the prepayment of the secured note payable and subordinated debentures during 2007.

Net cash provided by investing activities was $47.0 million for the year ended December 31, 2007 compared to $88.2 million for the year ended December 31, 2006. This change was primarily the result of a reduction in the principal collection and recoveries on securitized finance receivables. In addition, the purchases of finance receivables declined during 2007 as a result in a reduction of the number of loans acquired by Coastal Credit during 2007, 6,001, as compared to 2006, 6,235. This activity was partially offset by the collection on beneficial interest in Master Trust.

Net cash used in financing activities was $54.4 million for the year ended December 31, 2007 compared to $94.2 million for the year ended December 31, 2006. This change is primarily the result of a decline in the principal payments on collateralized financings as they continued to liquidate during 2007 compared to 2006 partially offset by the prepayment of the secured note payable and subordinated debentures during 2007.

At December 31, 2007, White River and its subsidiaries had cash and cash equivalents of $3.8 million compared to $7.0 million at December 31, 2006.

Coastal Credit has a revolving credit facility from a lending institution with a maximum borrowing limit of $100 million. This facility increased from $80 million during July 2006. The maturity date on the line of credit was extended to December 31, 2011 effective January 1, 2007 and the interest rate was reduced to the London Interbank Offered Rate (“LIBOR”) plus 2.60 from LIBOR plus 2.85%.  As of December 31, 2007, Coastal Credit had $50.0 million of indebtedness outstanding under this facility as compared to $49.5 million as of December 31, 2006. There was $20.8 million and $20.5 million available in excess of the amount utilized at December 31, 2007 and 2006, respectively. The credit facility is secured by substantially all of the assets of Coastal Credit. In addition, White River has provided an unconditional corporate guaranty. Coastal Credit must maintain specified financial ratios within guidelines established by the lender. Interest is paid monthly at a variable rate, based on meeting certain financial criteria. The average rate during the month of December, 2007 was LIBOR plus 2.60% which equated to 7.84%. The average rate during the month of December, 2006 was LIBOR plus 2.85% which equated to 8.20% at December 31, 2006. There is an annual commitment fee of 1/8 of 1% on the average daily unused commitment. In the event of a significant pay down or an earlier retirement of the revolver commitment, Coastal Credit would sustain certain prepayment penalties. This facility limits distributions Coastal Credit may make to White River to 50% of Coastal Credit’s net income in addition to permitted payments on subordinated debt (including White River debt guaranteed by Coastal Credit.)

Coastal Credit prepaid in full its subordinated debentures during April and May 2007. Coastal Credit had $7.7 million of subordinated debentures outstanding at December 31, 2006. Interest on the debentures was payable quarterly at a fixed rate of interest of 12% per annum. At December 31, 2006, approximately 43% of the holders of subordinated debentures were related parties.

UAC’s sources of liquidity are limited and consist of cash on hand, escrowed cash for operations, funds from consolidated operations and cash collections of the liquidating finance receivables. White River, as owner of the substantial majority of UAC's notes and claims outstanding under the Plan of Reorganization, is entitled to distribution of the substantial majority of these cash flows as they are realized by UAC. However, the realization of such projected cash flows is dependent upon the performance of the underlying auto receivable portfolios and the effective servicing of such receivables. In particular, if gross defaults, recoveries on defaulted receivables or prepayments on such receivables are less favorable than the rates projected by management, UAC's realization of such cash flows will be reduced or delayed relative to such projections. Such reduction may be material.

White River had outstanding $13.1 million in a secured note at December 31, 2006. The secured note payable was paid in full on October 15, 2007. Coastal Credit used its line of credit to distribute the necessary funds to the parent company. The scheduled prepayment fee of 2% was negotiated down to 1%. Interest on the note was payable quarterly in arrears at a fixed rate of 10.75% per annum. The secured note payable was secured by White River’s ownership interest in Coastal Credit and was guaranteed by Coastal Credit, but subordinate to the revolving credit facility of Coastal Credit. Principal was payable in quarterly installments of $937,500 which began July 1, 2006.

White River’s sources of liquidity, as the parent company, are limited and consist of cash on hand, payments by UAC on the UAC creditor notes payable owned by White River and distributions by Coastal Credit (subject to restrictions under Coastal Credit’s credit facility).

White River currently intends to retain its earnings to finance the growth and development of its businesses and has no present intention of paying cash dividends in the foreseeable future.

 Asset Quality

Set forth below is certain information concerning the credit loss experiences on the fixed rate retail automobile receivables of White River. There can be no assurance that future net credit loss experience on the receivables will be comparable to that set forth below. See “Discussion of Forward-Looking Statements.”

Securitized Finance Receivables

On December 10, 2007, UAC prepaid in full the collateralized financing debt of the securitized finance receivables using cash collateral of the individual securitizations and cash in the Master Trust Account.  Upon completion of the prepayment of this debt, the securitization agreements and the Master Trust Account Agreement were terminated and the receivable collateral is now owned, outright, by UAC. All receivables for UAC will now be reported as finance receivables, net.

Finance Receivables – Coastal Credit

Delinquency experience of finance receivables at Coastal Credit, including unearned interest ($ in thousands):

	December 31,
	2007	2006

Finance receivables - gross balance	$101,948	$104,399

Delinquencies:
30-59 days	$1,564	$1,261
60-89 days	1,002	898
90+ days	1,626	1,208
Total delinquencies	$4,192	$3,367

Delinquencies as a percentage of finance receivables - gross balance	4.1%	3.2%

As a result of the nature of the customers in Coastal Credit’s portfolio, Coastal Credit considers the establishment of an adequate allowance for loan losses to be critical to its continued profitability. Coastal Credit has an allowance for loan losses that is calculated independent of the aggregate acquisition discounts and fees on finance receivables. Coastal Credit’s allowance for loan losses is based upon the historical rate at which (1) current loans, (2) contracts in a 30, 60 and 90+ day delinquency state and (3) loans ineligible for its borrowing line, will default. These historical rates are evaluated and revised on a quarterly basis. See “Discussion of Forward-Looking Statements.”

Allowance for loan losses of finance receivables ($ in thousands):

	Years Ended December 31,
	2007	2006

Balance at beginning of period	$5,694	$6,031
Charge-offs, net of recoveries	(7,213)	(4,997)
Provision for estimated credit losses	8,329	4,660

Balance at the end of the period	$6,810	$5,694

Net charge-offs	$7,213	$4,997
Finance receivables, net of unearned finance charges	$96,784	$95,825

Allowance for loan losses as a percent of finance receivables, net of unearned finance charges	7.04%	5.94%

Net charge-offs as a percent of finance receivables, net of unearned finance charges	7.45%	5.21%

Allowance for loan losses as a percent of net charge-offs	94.41%	113.95%

Finance Receivables – UAC

On December 10, 2007, UAC prepaid in full the collateralized financing debt of the securitized finance receivables using cash collateral of the individual securitizations and cash in the Master Trust Account.  Upon completion of the prepayment of this debt, the securitization agreements and the Master Trust Account Agreement were terminated and the receivable collateral is now owned, outright, by UACSC. All receivables for UAC will now be reported as finance receivables, net.

Delinquency experience of finance receivables at UAC ($ in thousands):

	December 31,
	2007	2006

Finance receivables principal balance (1)	$12,572	$62,119

Delinquencies:
30-59 days	$1,179	$4,741
60-89 days	467	1,292
90+ days	149	639
Total delinquencies	$1,795	$6,672

Delinquencies as a percentage of securitized finance receivables	14.3%	10.7%

(1) Finance receivables as of December 31, 2006 represents securitized finance receivables and off-balance sheet securitized finance receivables for comparison purposes.

Allowance for loan losses of finance receivables ($ in thousands):

	Years Ended December 31,
	2007	2006

Balance at the beginning of period	$1,617	$6,503
Charge-offs	(2,671)	(9,189)
Recoveries	3,362	8,927
Recovery for credit losses	(2,086)	(4,624)

Balance at the end of the period	$222	$1,617

Net charge-offs (recoveries)	$(691)	$262
Finance receivables	$12,572	$28,800

Allowance for loan losses as a percent of finance receivables	1.77%	5.61%

Net charge-offs (recoveries) as a percent of finance receivables	(5.50)%	0.91%

Discussion of Forward-Looking Statements

The preceding Management’s Discussion and Analysis contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Forward-looking statements are also made elsewhere in this report. White River publishes other forward-looking statements from time to time. Statements that are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are intended to identify forward-looking statements. We caution you to be aware of the speculative nature of “forward-looking statements.” Although these statements reflect White River’s good faith belief based on current expectations, estimates and projections about (among other things) the industry and the markets in which White River operates, they are not guarantees of future performance. Whether actual results will conform to management’s expectations and predictions is subject to a number of known and unknown risks and uncertainties, including:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
White River Capital, Inc.

We have audited the consolidated balance sheet of White River Capital, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of White River Capital, Inc. and subsidiaries as of December 31, 2007 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company elected to adopt statements of Financial Accounting Standards 159 and 157 solely related to its creditor notes payable in 2007.

We were not engaged to examine management’s assertion about the effectiveness of White River Capital, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen LLP

Raleigh, North Carolina
March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
White River Capital, Inc.
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheet of White River Capital, Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of White River Capital, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Columbus, Ohio
March 15, 2007

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS	December 31, 2007	December 31, 2006

Cash and cash equivalents	$3,785	$6,958
Restricted cash	-	13,618
Securitized finance receivables—net	-	27,447
Finance receivables—net	90,725	78,693
Beneficial interest in Master Trust	-	23,601
Goodwill	34,536	34,698
Deferred tax assets—net	36,031	38,189
Other assets	1,488	2,220

TOTAL	$166,565	$225,424

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Collateralized financings	$-	$32,368
Line of credit	50,000	49,500
Secured note payable	-	13,125
Subordinated debentures	-	7,700
Accrued interest	351	1,169
Amounts due to Master Trust	-	8,400
Creditor notes payable	1,324	1,392
Other payables and accrued expenses	2,093	3,852

Total liabilities	53,768	117,506

SHAREHOLDERS’ EQUITY:
Preferred Stock, without par value, authorized 3,000,000 shares; none issued and outstanding	-	-
Common Stock, without par value, authorized 20,000,000 shares; 3,843,087 and 3,813,155 issued and outstanding at December 31, 2007 and 2006, respectively	179,976	179,594
Warrants, 150,000 outstanding at December 31, 2007 and 2006, respectively	534	534
Accumulated other comprehensive income, net of taxes	4,437	11,107
Accumulated deficit	(72,150)	(83,317)

Total shareholders’ equity	112,797	107,918

TOTAL	$166,565	$225,424

See notes to consolidated financial statements.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2007	2006
INTEREST:
Interest on receivables	$32,258	$37,500
Accretion and other interest	15,609	16,445

Total interest income	47,867	53,945

Interest expense	(6,114)	(11,820)

Net interest margin	41,753	42,125

Provision for credit losses	(6,243)	(36)

Net interest margin after provision for credit losses	35,510	42,089

OTHER REVENUES (EXPENSES):
Salaries and benefits	(8,261)	(8,495)
Third party servicing expense	(545)	(1,824)
Other operating expenses	(5,601)	(5,916)
Bankruptcy costs	(6)	(183)
Charge to Master Trust—net	(2,093)	(14,853)
Change in fair market valuation of creditor notes payable	(395)	-
Loss from extinguishment of debt	-	(1,524)
Gain from deficiency sale and litigation settlement	22	7,924
Other income (expense)	(54)	107

Total other revenues (expenses)	(16,933)	(24,764)

INCOME BEFORE INCOME TAXES	18,577	17,325

INCOME TAX BENEFIT (EXPENSE)	(6,779)	38,993

NET INCOME	$11,798	$56,318

NET INCOME PER COMMON SHARE (BASIC)	$3.07	$14.77

NET INCOME PER COMMON SHARE (DILUTED)	$2.99	$14.51

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,840,663	3,813,073

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,947,642	3,882,017

See notes to consolidated financial statements.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2007AND 2006
(Dollars in thousands)

	Number of Common Shares Outstanding	Common Stock	Warrants	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity

BALANCE—January 1, 2006	3,810,155	$179,157	$534	$13,305	$(139,635)	$53,361

Comprehensive loss:
Net income					56,318	56,318
Net unrealized gain on beneficial interest in Master Trust				4,186		4,186
Tax effect of OCI				(6,384)		(6,384)

Total comprehensive income						54,120

Stock-based compensation expense	3,000	437				437

BALANCE—December 31, 2006	3,813,155	179,594	534	11,107	(83,317)	107,918

Comprehensive loss:
Net income					11,798	11,798
Net unrealized loss on beneficial interest in Master Trust				(10,504)		(10,504)
Tax effect of OCI				3,834		3,834

Total comprehensive income						5,128

Adoption of SFAS No. 159					(631)	(631)

Stock-based compensation expense	29,932	382				382

BALANCE—December 31, 2007	3,843,087	$179,976	$534	$4,437	$(72,150)	$112,797

See notes to consolidated financial statements.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,798	$56,318
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of beneficial interest in Master Trust	(15,079)	(15,538)
Accretion of securitization discount	(222)	-
Provision for credit losses	6,243	36
Amortization and depreciation	477	462
Amortization of discount and interest accrued on creditor notes payable	249	664
Gain from disposition of equipment	(14)	-
Loss from extinguishment of debt	-	1,524
Deferred income taxes	6,547	(39,866)
Change in fair value of creditor notes payable	395	-
Stock based compensation expense	382	437
Changes in assets and liabilities:
Accrued interest receivable and other assets	318	2,306
Amounts due to Master Trust	(4,071)	983
Payment of creditor notes payable accrued interest	(137)	(993)
Other payables and accrued expenses	(2,680)	(291)
Net cash provided by operating activities	4,206	6,042

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of Coastal Credit purchase holdback	-	(3,840)
Purchase of securitized finance receivables	(2,288)	-
Principal collections and recoveries on securitized finance receivables	24,009	82,815
Purchase of finance receivables	(53,548)	(61,317)
Collections on finance receivables	44,679	48,748
Principal collections and recoveries on receivables held for investment	3,301	3,055
Collections on beneficial interest in Master Trust	17,407	9,872
Change in restricted cash	13,618	9,121
Proceeds from sale of equipment	14	-
Capital expenditures	(217)	(228)
Net cash provided by investing activities	46,975	88,226

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on collateralized financings	(32,368)	(89,925)
Principal payments on secured note payable	(13,125)	(1,875)
Principal payments on creditor notes payable	(1,661)	(388)
Net borrowing (repayment) on line of credit	500	(2,000)
Principal payments of subordinated debentures	(7,700)	-
Net cash used in financing activities	(54,354)	(94,188)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,173)	80
CASH AND CASH EQUIVALENTS—Beginning of year	6,958	6,878
CASH AND CASH EQUIVALENTS—End of period	$3,785	$6,958

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax refunds	$1	$2
Interest paid	$6,421	$10,681
Non cash items:
Initial fair value adjustment for creditor notes payable	$994	$-
Transfer of securitized finance receivables—net to other assets after the collateralized financing for securitization 2003-A was paid in full	$-	$2,771

See notes to consolidated financial statements.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

1.	GENERAL DISCUSSION

White River Capital, Inc. (“White River” or the “Company”) is a holding company for specialized indirect auto finance businesses, with two principal operating subsidiaries, Coastal Credit LLC (“Coastal Credit”) and Union Acceptance Company LLC (“UAC”). Coastal Credit based in Virginia Beach, Virginia, is a specialized subprime auto finance company engaged in acquiring subprime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks.  Coastal Credit then services the receivables it acquires. Coastal Credit operates in 21 states through 17 offices. UAC, based in Indianapolis, Indiana, holds and oversees its portfolio of approximately $12.6 million in non-prime auto receivables, as of December 31, 2007. On December 10, 2007, UAC prepaid in full the collateralized financing debt of the securitized finance receivables using cash collateral of the individual securitizations and cash in the Master Trust Account.  Upon completion of the prepayment of this debt, the securitization agreements and the Master Trust Account Agreement were terminated and the receivable collateral is now owned, outright, by UAC Securitization Corporation (“UACSC”), a wholly owned special purpose subsidiary of UAC. All receivables for UAC will now be reported as finance receivables, net. UAC operates under a confirmed Second Amended and Restated Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Plan”) under which net proceeds from its beneficial interest in Master Trust and other bankruptcy estate assets must be paid to creditors holding notes and claims under the plan. During 2005 and 2006, White River purchased and now owns directly approximately 90% of such notes and claims. On January 5, 2007, the U.S. Bankruptcy Court for the Southern District of Indiana issued a final decree and closed UAC’s Chapter 11 bankruptcy case.

On February 15, 2005, UAC, White River, and the Plan Committee representing the UAC creditors under the Plan of Reorganization entered into a memorandum of understanding providing for the proposed buyout of the remaining outstanding UAC Senior Notes, Subordinated Notes and Accrual Notes payable. This agreement stipulated that White River, as the proposed parent of UAC, would offer to pay 100% of the principal value of the Senior Notes and 13% of the face value of the Subordinated Notes for the tender of these notes and their accompanying Accrual Notes to White River. Additional amounts were required to be paid by White River to the former Subordinated Note holders in the future if certain prescribed events occurred including but not limited to recovery by UAC on a particular unresolved pending claim. (The pending claim was resolved during September 2006 and additional amounts were paid to holders that had sold their notes to White River during 2005.) This purchase offer was accepted by 100% of the Senior Note holders and holders of 89.1% of the Subordinated Notes in February 2005. During June 2005, the Senior Notes of UAC were purchased by White River and simultaneously paid in full and White River completed the buyout of 89.1% of the Subordinated Notes of UAC using bridge funding provided by Castle Creek Capital Partners Fund IIa, LP and Castle Creek Capital Partners Fund IIb, LP (collectively the “Funds”). During September 2005, White River concluded its offer to purchase claims from the general unsecured creditors of UAC. White River acquired approximately 57.3% of the general unsecured claims of UAC as a result of this offer. During 2006, White River acquired the remaining general unsecured claims of UAC.

In connection with UAC’s Plan of Reorganization and distributions and as a result of White River’s purchase of the majority of UAC’s general unsecured claims and subordinated notes, UAC’s creditor notes payable principal amounts (in thousands) are as follows at:

	December 31, 2007			December 31, 2006
	Carrying Value	Contractual Remaining Debt Not Owned by White River	Total Contractual Remaining Debt	Carrying Value	Contractual Remaining Debt Not Owned by White River	Total Contractual Remaining Debt
Restructured debt:
Class 2A general unsecured claims	$-	$-	$454	$-	$-	$956
Restructured subordinated notes	1,324	4,106	25,156	1,391	4,394	40,427
Senior accrual notes	-	-	4,106	-	-	4,106
Subordinated accrual notes	-	431	3,964	1	431	3,964

Total creditor notes payable	$1,324	$4,537	$33,680	$1,392	$4,825	$49,453

UAC History

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

In connection with the sale of the servicing platform and related assets to Systems & Services Technologies, Inc. (“SST”), UAC and its subsidiaries entered into various amendments to the trust and servicing agreements, indentures and various other agreements related to UAC’s outstanding securitizations. In addition, UAC entered into an agreement with its surety provider, MBIA, Inc. (“MBIA”) to establish a Master Trust Account and to effectively cross collateralize the outstanding securitizations (“Master Trust Account Agreement”). These agreements generally provided for the following:

•	UAC resigned, and SST was appointed, as servicer, and standards for SST’s performance and provisions for SST’s compensation were established.

•	UAC was released from performance trigger obligations related to the securitizations, including the release of claims against UAC by the securitization trusts and MBIA.

•
A Master Trust Account was created pursuant to the Master Trust Agreement. The Master Trust Account served effectively to cross-collateralize the securitization trusts, as more specifically described below (“Master Trust Account”). The residual cash flows from the securitizations were paid through the Master Trust Account.

•	Funds in excess of the cash collateral requirements of specific securitizations were remitted to the Master Trust Account.

•
Funds in a particular securitization’s spread account in excess of the amount required for the immediately following distribution date could be drawn by the master trust to the Master Trust Account to make distributions to other securitization trusts or otherwise as provided in the Master Trust Agreement.

•
Amounts held in the Master Trust Account were available to pay certain fees and expenses of the servicer, the securitization trustees, MBIA, and the master trustee, and to make distributions to securitization trusts to meet cash distribution obligations of those trusts to security holders of a securitization trust, to the extent cash otherwise available to that trust was insufficient for such purpose.

•	Cash deposited to the Master Trust Account, to the extent not used for the foregoing purposes, did accumulate and, to the extent it exceeds prescribed levels, was available for distribution to UAC.

With the establishment of the Master Trust Agreement in 2003, all excess cash from securitizations was required to be deposited in the Master Trust Account. Cash was released to UAC from the Master Trust Account once prescribed cash reserve levels were met. This future cash flow was reported as beneficial interest in Master Trust. Based upon this agreement, UAC’s retained interest was exchanged for the beneficial interest in Master Trust for financial reporting purposes.

UACSC had finance receivables that were collateral for seven asset backed securitizations.  Four of the securitizations were reported on the balance sheet of UACSC and three securitizations were held by Special Purpose Entities (“SPE”) off-balance sheet.  The trust agreements and indentures for each securitization had cleanup call provisions that allowed UACSC to repurchase the assets once the note balances were below certain levels.

In accordance with paragraph 14 of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, UACSC accounted for its beneficial in Master Trust residual interest as an available-for-sale security under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.  As associated unrealized gains and losses attributable to changes in fair value, net of income taxes, were recorded as accumulated other comprehensive income (“AOCI”), net of taxes.

UACSC executed the cleanup call of all its remaining securitizations on December 10, 2007 effective as of December 1, 2007 and the SPEs were dissolved.  As discussed in SFAS 140, paragraph 88, and in EITF 02-9, Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold, when all the assets of a SPE are reclaimed, the retained interest and underlying assets are recombined.

AOCI will continue to be reported as a separate component of shareholders’ equity and amortized using the interest method into the income statement.  This would allow the accounting for AOCI to be relatively unchanged from the prior accounting of AOCI.

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

Coastal Credit is a specialized subprime auto finance company engaged primarily in (1) acquiring retail installment sales contracts from both franchised and independent automobile dealers which have entered into contracts with purchasers of used and, to a much lesser extent, new cars and light trucks, and (2) servicing the contract portfolio. Coastal Credit commenced operations in Virginia in 1987 and was restructured as a limited liability company under the laws of the Commonwealth of Virginia in 1997. It conducts business in 21 states – Alaska, Arizona, California, Colorado, Delaware, Florida, Georgia, Hawaii, Kansas, Louisiana, Maryland, Mississippi, Nevada, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Virginia and Washington – through its 17 branch locations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of White River and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the general practices of those in the consumer finance industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the valuation of goodwill, the valuation of deferred tax assets, and the allowance for credit losses.

New Accounting Pronouncements— During July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 establishes standards for measurement and recognition in financial statements of positions taken by an entity in its income tax returns. In addition, FIN No. 48 requires new disclosures about positions taken by an entity in its tax returns that are not recognized in its financial statements, information about potential significant changes in estimates related to tax positions and descriptions of open tax years by major jurisdiction.  We have adopted FIN No. 48 on January 1, 2007. See Note 16 for further details.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements (“SFAS No. 157”), which provides guidance on how to measure assets and liabilities using fair value methods. SFAS No. 157 will apply whenever another United States Generally Accepted Accounting Principle standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. SFAS No. 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected an early adoption of SFAS No. 157 beginning January 1, 2007. There was no effect on the consolidated financial statements as a result of the adoption of SFAS No. 157 (See Note 5 and Note 9).

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits all entities to choose, at specified election dates, to measure eligible assets and liabilities at fair value. SFAS No. 159 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected an early adoption of SFAS No. 159 beginning January 1, 2007 solely related to creditor notes payable. See Note 9 for further details.

Cash and Cash Equivalents—White River considers all investments with maturity of three months or less when purchased to be cash equivalents.

Restricted Cash—Restricted cash consisted of funds held in reserve accounts in compliance with the terms of the collateralized financing agreements which were terminated on December 10, 2007.

Net Assets of Collateralized Financings–UACSC had purchased receivables from off-balance sheet securitizations that were eligible for clean-up calls. These receivables were re-securitized through non-recourse asset backed note issuances. The associated future cash flows from these receivables were subject to the same Master Trust Account provisions as the securitizations called.

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

On December 10, 2007, UAC prepaid in full the collateralized financing debt of the securitized finance receivables using cash collateral of the individual securitizations and cash in the Master Trust Account.  Upon completion of the prepayment of this debt, the securitization agreements and the Master Trust Account Agreement were terminated and the receivable collateral is now owned, outright, by UACSC.

Securitized Finance Receivables—net—UAC had repurchased receivables from outstanding securitizations and used these receivables as collateral for new securitization debt that was recorded on White River’s consolidated balance sheet as collateralized financings. The receivables were carried at their principal amount plus interest receivable, less an allowance for credit losses.

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

Allowance for Loan Losses – Finance Receivables—Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at a level considered adequate to cover credit losses inherent in finance receivables.

The allowance for loan losses is established systematically by management based on the determination of the amount of credit losses inherent in the finance receivables as of the reporting date. The Company reviews charge off experience factors, delinquency reports, historical collection rates and other information in order to make the necessary judgments as to credit losses inherent in the portfolio as of the reporting date. Assumptions regarding credit losses are reviewed quarterly and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumptions increase, there could be an increase in the amount of allowance for loan losses required, which could decrease the net carrying value of finance receivables and increase the provision for loan losses recorded on the consolidated statements of operations. The Company believes that the existing allowance for loan losses is sufficient to absorb inherent finance receivable losses.

Charge off Policy – Finance Receivables—Coastal Credit’s policy is to charge off finance receivables against the allowance for loan losses in the month in which the installment contract becomes 60 days delinquent under recency terms and 180 days delinquent under contractual terms, if the vehicle has not been repossessed. If the vehicle has been repossessed, the receivable is charged off in the month the repossessed automobile is disposed of at public auction unless cash collections on the receivable are foreseeable in the near future. Receivables that are deemed uncollectible prior to the maximum charge off period are charged off immediately.

Income Recognition – Finance Receivables–Interest on receivables is recognized for financial reporting purposes using the interest method. Initial fees earned on add-on products such as collateral protection insurance, credit life insurance, road service plans and warranty products are recorded in income using the interest method. Late charges and deferment charges on contracts are recorded in income as collected. Cash received from loans that have previously been charged off is applied directly to the allowance for credit losses in the consolidated balance sheets. Discounts and fees, which consist primarily of non-refundable dealer acquisition discounts, are amortized over the term of the related finance receivables using the interest method and are removed from the consolidated balance sheets when the related finance receivables are charged off or paid in full.

Beneficial Interest in Master Trust—UAC recorded beneficial interest in Master Trust as an “available for sale” security at fair value. Any associated unrealized gains and losses attributable to changes in fair value, net of income taxes, were recorded as a separate component of shareholders’ equity (“accumulated other comprehensive income”), net of taxes. Accumulated other comprehensive income was accreted to income based on projected cash releases from the Master Trust Account.

On December 10, 2007, UAC prepaid in full the collateralized financing debt of the securitized finance receivables using cash collateral of the individual securitizations and cash in the Master Trust Account.  Upon completion of the prepayment of this debt, the securitization agreements and the Master Trust Account Agreement were terminated and the receivable collateral is now owned, outright, by UACSC. With this change accumulated other comprehensive income is accreted to income over the estimated life of the UAC finance receivables using the interest method.

Goodwill—White River has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) for the accounting of goodwill related to the acquisition of Coastal Credit during 2005. As a result, goodwill is not amortized; rather, White River annually tests the goodwill for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. The amount of goodwill impairment, if any, is measured as the excess of the carrying value over the fair value. Goodwill will be adjusted for adjustments related to excess tax deductibility of goodwill.

Property, Equipment, and Leasehold Improvements—net—Property, equipment, and leasehold improvements are recorded at cost and included in other assets. Depreciation is determined primarily on straight-line methods over the estimated useful lives of the respective assets, ranging from 3 to 10 years.

Collateralized Financing—Collateralized financings were non-recourse debt obligations that were used to purchase finance receivables from previous securitization trusts. This debt was secured by the securitized finance receivables that were purchased by UAC in addition to cash collateral “Spread Accounts” that was recorded as restricted cash and the Master Trust Account. Principal payments were required to correspond to the principal reduction of the finance receivables on a monthly basis. On December 10, 2007, UAC prepaid in full the collateralized financing debt of the securitized finance receivables using cash collateral of the individual securitizations and cash in the Master Trust Account.

Amounts Due to Master Trust—Amounts due to Master Trust represented excess cash from finance receivables and restricted cash that were to be deposited in the Master Trust Account in accordance with the Master Trust Agreement that was established during April 2003. On December 10, 2007, UAC prepaid in full the collateralized financing debt of the securitized finance receivables using cash collateral of the individual securitizations and cash in the Master Trust Account. Upon completion of the prepayment of this debt, the securitization agreements and the Master Trust Account Agreement were terminated.

Creditor Notes Payable—Creditor notes payable represents the liability to creditors upon UAC’s emergence from bankruptcy in 2003. In accordance with SOP 90-7, UAC recorded the liabilities at fair value at the confirmation date. As a result, the restructured principal amount of the debt exceeded the recorded fair value of the debt by $51.6 million. This difference or discount was recorded as gain on fair valuation of creditor liabilities and was to be amortized over the expected life of the liabilities. Although there was no stated maturity for the creditor notes payable, the discount was being accreted, using the effective interest method, over the period ending on the date on which the last contractual payment on the receivables underlying the beneficial interest in Master Trust was expected. The following table contains the contractual interest rates for the individual classes of creditor notes payable:

Contractual Interest Rate
Restructured debt:
Class 2A general unsecured claims	8.00%
Restructured subordinated notes	10.00%
Senior accrual notes	4.75%
Subordinated accrual notes	4.75%

During 2005, White River purchased a significant percentage of the UAC creditor notes payable. Creditor notes payable were reduced for the portion owned by White River and a gain from extinguishment of debt of $11.4 million was recorded. During September 2006, UAC settled litigation and in accordance with White River’s agreement to acquire the UAC creditor notes payable, White River paid a portion of the settlement distribution to the claim holders resulting in a contribution to the loss from extinguishment of debt of $1.3 million for the year ended December 31, 2006.

With the adoption of SFAS No. 159, creditor notes payable is recorded at fair value which represents the present value of the amount that UAC anticipates to pay to the creditors from the residual assets of UAC.

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

The ultimate realization of the deferred tax asset depends on White River’s ability to generate sufficient taxable income in the future and its ability to not allow an ownership change to occur for tax purposes. The valuation allowance has been determined pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), including White River’s estimation of future taxable income, and reduces the total deferred tax asset to an amount that will more likely than not be realized (see Note 16).

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

Stock-Based Compensation—In December 2004, SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), was issued, which eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair-value-based method of accounting for share-based payment liabilities, forfeitures, and modifications of stock-based awards and clarifies SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. White River adopted the modified prospective application of SFAS No. 123R as of January 1, 2006. The adoption of SFAS No. 123R had no impact on White River as there were no share based payment awards outstanding at December 31, 2005. White River recognizes compensation expense for awards with only service conditions on a straight-line basis over the requisite service period for the entire award.

Concentration of Credit Risk—The Company maintains demand deposits with financial institutions, the balances of which from time to time exceed the federally insured amount.

The Company’s portfolio of finance receivables is with consumers living in various states across the United States as outlined above. Consequently, such consumers’ ability to honor their installment contracts may be affected by economic conditions in theses areas. The Company has access to any collateral supporting these receivables through repossession. The Company’s finance receivables are collateralized by automobiles.

3.	NET ASSETS OF COLLATERALIZED FINANCINGS

UACSC, in conjunction with a conduit provider and its surety provider, purchased receivables from outstanding securitizations during 2005, 2004 and 2003. These receivables were re-securitized through non-recourse asset backed note issuances. The associated future cash flows from these receivables were subject to the same Master Trust Account provisions as the securitizations called.

To finance the receivable acquisitions, UACSC used collateralized financings, secured by the respective portfolio of the acquired receivables and related restricted cash accounts. Timely payments of principal and interest on the non-recourse collateralized financings were insured by surety policies. Such obligations were also cross-collateralized through the Master Trust Agreement. Net interest cash flows in excess of expenses were payable to the Master Trust Account and expensed as a charge to Master Trust, net.

The collateralized financing for 2003-A was paid in full during the first quarter of 2006. At that time, the remaining receivables were released from the related collateral arrangements and inured directly to UACSC. These receivables were recorded as finance receivables, net.

The following table represents the restricted net assets and liabilities related to non-recourse collateralized financings (in millions) as of December 31, 2006:

Securitized finance receivables—net	$27.4
Restricted cash	13.3
Receivable from servicer included in other assets	0.3
Collateralized financings	(32.4)
Accrued interest payable	(0.1)
Other payables and accrued expenses	(0.1)
Amounts due to Master Trust	$8.4

4.	COLLATERALIZED FINANCINGS

UACSC issued notes to complete $153.4 million, $136.7 million and $120.3 million of non-recourse collateralized financings consisting of asset backed note issuances during 2005, 2004 and 2003, respectively to purchase securitized finance receivables.

The note principal and interest was paid monthly with total cash received from the corresponding securitized finance receivables collateralizing the notes. If the cash received within the month was insufficient to pay the note principal and interest, funds are drawn from restricted cash accounts or the Master Trust Account in accordance with the Master Trust Agreement.

Interest expense related to these collateralized financings, including the amortization of debt issuance costs, was $0.7 million and $3.5 million for the years ended December 31, 2007 and 2006, respectively.

The following table summarizes the outstanding principal balance of the collateralized financings (in thousands) at December 31, 2006:

	Note	Initial Note	December 31,
Notes Series	Rate	Amount	2006

Series 2004-A1	4.15%	$29,485	$425
Series 2004-A2	4.55	29,298	764
Series 2004-B	5.02	25,896	1,009
Series 2004-C	4.89	51,992	3,946
Series 2005-A	4.49	47,742	5,564
Series 2005-B	4.69	50,684	8,087
Series 2005-C	5.40	54,933	12,573

		$290,030	$32,368

5.	BENEFICIAL INTEREST IN MASTER TRUST

With the establishment of the Master Trust Agreement in 2003, all excess cash flows, as defined, from retained interest in securitized assets, finance receivables, and restricted cash accounts were to be deposited in the Master Trust Account. Cash was released to UAC from the Master Trust Account once prescribed cash reserve levels were met. This estimated future discounted cash flow was reported as beneficial interest in Master Trust. In determining the fair value of the beneficial interest in Master Trust, estimates were made for the future prepayments, rates of gross credit losses and credit loss severity, and delinquencies as they impact the amount and timing of the estimated cash flows from the Master Trust. The average of the interest rates on the receivables exceeded the interest rates on the securities issued in the securitization and the servicing and surety fees. This excess cash was held by the Master Trust Account and released based on reserve requirements of the Master Trust. These estimated cash flows from the Master Trust were then discounted to reflect the present value.

The assumptions used to calculate the beneficial interest in Master Trust prior to the prepayment of collateralized financing debt were as follows:

Credit Loss Assumptions—the gross credit losses are calculated using the loss to liquidation factor methodology. However, recovery cash flows from gross credit losses are estimated independently as two different cash flow streams. These two recovery cash flow streams are:

o
Liquidation recovery – consisted of net auction proceeds, deficiency recoveries by the servicer, and scheduled payments from defaulted accounts. On a monthly basis for each pool, liquidation recovery cash dollars as a percentage of gross default dollars was calculated for the previous year (this is typically in the 50-60% range). This twelve month average for each pool was used to project monthly liquidation recovery by multiplying this value by the monthly estimated gross default dollars projected.

o
Bankruptcy recovery – consisted of cash recovered from accounts charged off and in bankruptcy status. Bankruptcy cash flows were somewhat independent of default rates due to bankruptcy court involvement and the latitude allowed debtors during the bankruptcy process. UAC had observed a reasonably predictable cash flow stream from bankruptcy payments in each securitized pool. This cash flow stream would, however, eventually expire as the bankruptcy cases are dismissed from the various courts with either a successful or non-successful outcome. A previous twelve month average of bankruptcy cash flows was calculated for each pool. This value was then reduced on a straight line basis over either a 18 or 30 month period.

Finally, gross credit losses were netted against the two recovery cash streams to estimate future net credit losses.

The weighted average net credit loss assumption as a percentage of the original principal balance over the life of the receivables to value beneficial interest in Master Trust was 8.61% at December 31, 2006.

Prepayment Assumptions—UAC estimated prepayments by evaluating the historical prepayment performance of each pool of receivables. UAC used annual prepayment rates ranging from 30.2% to 46.0% at December 31, 2006.

Discount Rate Assumptions—UAC determined the estimated fair value of its beneficial interest in Master Trust by discounting the expected cash flows released from the Master Trust Account (the cash out method) using a discount rate that UAC believed was commensurate with the risks involved. UAC used a discount rate of 15% to value the beneficial interest in Master Trust at December 31, 2006 to reflect then current market conditions and the reduction in the uncertainty of these future cash flows.

On December 10, 2007, UAC prepaid in full the collateralized financing debt of the securitized finance receivables using cash collateral of the individual securitizations and cash in the Master Trust Account.  Upon completion of the prepayment of this debt, the securitization agreements and the Master Trust Account Agreement were terminated and the receivable collateral is now owned, outright, by UAC. Beneficial interest in Master Trust was eliminated with the consolidation of the securitized finance receivables to finance receivables, net.

The following table presents the beneficial interest in Master Trust (in thousands) on a recurring basis using significant unobservable inputs (Level 3) per SFAS No. 157 for the year ended December 31, 2007:

Beneficial Interest in Master Trust

Beginning balance	$23,601
Total unrealized gains included in other comprehensive income	4,680
Purchases, issuances and settlements	(28,281)
Transfers in and/or out of Level 3	-
Ending balance	$-

Total gains realized and unrealized included in earnings reported in accretion and other interest for the year ended December 31, 2007 was $15.1 million.  There was no effect recorded in beneficial interest in Master Trust for the adoption of SFAS No. 157.

6.	FINANCE RECEIVABLES – NET

Coastal Credit

Finance receivables originated by Coastal Credit generally has original terms ranging from 32 to 48 months and are secured by the related vehicles.

Coastal Credit Finance receivables – net outstanding were as follows (in thousands):

	December 31,
	2007	2006

Finance receivables, gross	$101,948	$104,399
Unearned interest	(5,164)	(8,574)
Finance receivables, net of unearned finance charge income	96,784	95,825

Accretable unearned acquisition discounts and fees	(10,740)	(11,438)
Finance receivables, net of unearned finance charge income and discounts and fees	86,044	84,387

Allowance for loan losses	(6,810)	(5,694)

Finance receivables, net	$79,234	$78,693

Activity in the Coastal Credit allowance for credit losses on finance receivables is as follows (in thousands):

	Years Ended December 31,
	2007	2006

Balance at beginning of period	$5,694	$6,031
Charge-offs, net of recoveries	(7,213)	(4,997)
Provision for credit losses	8,329	4,660

Balance at the end of the period	$6,810	$5,694

UAC

The securitized finance receivables along with the off-balance sheet receivables will now be reported as finance receivables, net. In addition, the beneficial interest in Master Trust and the due to Master Trust have been eliminated.  An unearned discount resulted from the net effect of these transactions. This unearned discount will be recognized as interest income over the life of the UAC finance receivables using the interest method.

UAC Finance receivables – net outstanding were as follows (in thousands):

	December 31,
	2007	2006 (1)

Principal balance of finance receivables	$12,572	$28,800
Unearned discount	(955)	-
Accrued interest receivable	96	264
Allowance for credit losses	(222)	(1,617)

Finance receivables—net	$11,491	$27,447

(1)	Finance receivables as of December 31, 2006 represents securitized finance receivables displayed on balance sheet for comparison purposes.

Activity in the UAC allowance for credit losses is as follows (in thousands):

	Years Ended December 31,
	2007	2006

Balance at the beginning of period	$1,617	$6,503
Charge-offs	(2,671)	(9,189)
Recoveries	3,362	8,927
Recovery for credit losses	(2,086)	(4,624)

Balance at the end of the period	$222	$1,617

7.	OTHER ASSETS

Other assets are as follows (in thousands) at:

	December 31,
	2007	2006

Receivable from servicer	$203	$296
Prepaid expenses	573	408
Property, equipment and leasehold improvements, net	622	609
Receivable from Master Trust account	-	268
Other	90	639
Total other assets	$1,488	$2,220

8.	GOODWILL

The changes in the carrying amount of the Coastal Credit goodwill are as follows (in thousands):

	Years Ended December 31,
	2007	2006

Beginning Balance	$34,698	$35,097
Impairment losses	-	-
Adjustment related to excess tax deductibility of goodwill	(162)	(399)
Ending Balance	$34,536	$34,698

Goodwill was tested for impairment as of August 31, 2007 and 2006. There were no changes to the Coastal Credit segment goodwill for impairment.

9.	CREDITOR NOTES PAYABLE

White River’s adoption of SFAS No. 159 will apply solely to creditor notes payable. Creditor notes payable consists of debt owed to the one remaining third party creditor from the UAC bankruptcy. During September 2003, UAC recorded the bankruptcy debt at fair value in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. This fair value adjustment resulted in a gain. Since that time, accretion interest expense has been recognized based on the original fair value calculation and the creditor notes payable increased based on this calculation. Since September 2003, no adjustments have been made to this accretion schedule for the increase or decrease in performance of the receivables of UAC. The only adjustments that have been made are for the creditor notes that were purchased by White River and were subsequently extinguished in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Prior to the adoption of SFAS No. 159, creditor notes payable was being accreted to its full contractual value. Using this methodology, the creditor notes payable would have continued to accrete to their full contractual value. With the adoption of SFAS No. 159, creditor notes payable is recorded at fair value which represents the present value of the amount that UAC anticipates to pay to the creditors from the residual assets of the finance receivables. UAC’s finance receivables are in essence the only asset UAC has remaining to pay the creditor notes payable.

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

The following table presents the creditor notes payable (in thousands) on a recurring basis using significant unobservable inputs (Level 3) per SFAS No. 157 for the year ended December 31, 2007:

Creditor Notes Payable

Beginning balance	$2,478
Total losses included in earnings (recorded as other revenues (expenses))	394
Purchases, issuances and settlements	(1,548)
Transfers in and/or out of Level 3	-
Ending balance	$1,324

The contractual interest related to the creditor notes payable will continue to be accrued as interest expense and the interest payable will be included in the fair value calculation along with the creditor notes payable on a quarterly basis.  The difference between the aggregate fair value and the unpaid principal balance of creditor notes payable was $1.8 million as of December 31, 2007.  The ultimate amount paid on creditor notes payable could differ dependent on the actual cash flows from UAC’s finance receivables.

10.	LINE OF CREDIT

The line of credit is utilized by Coastal Credit to finance the purchase of finance receivables. $50.0 million and $49.5 million of the line of credit was utilized at December 31, 2007 and 2006, respectively. This line of credit was $100 million at December 31, 2007 and 2006. The maturity date on the line of credit was extended to December 31, 2011 effective January 1, 2007 and the interest rate was reduced to the London Interbank Offered Rate (“LIBOR”) plus 2.60 from LIBOR plus 2.85%. The availability of the line of credit allows Coastal Credit to borrow up to 84% of the aggregate balance of outstanding eligible receivables net of unearned interest, commissions and discounts. Eligible receivables exclude the following: (i) receivables for which a payment is 90 or more days past due on a contractual basis; (ii) receivables which have been deferred more than two times during the same calendar year, or more than six times over the contract term; (iii) receivables subject to foreclosure, repossession or bankruptcy proceedings or the account debtor with respect to which is a debtor under the Bankruptcy Code; (iv) receivables from officers, employees or shareholders of the borrower or any affiliate; (v) interest only accounts; (vi) receivables missing titles after 120 days from their origination date; and (vii) receivables which, in the lender’s reasonable discretion, do not constitute acceptable collateral. Total available under the line of credit was $70.8 million and $70.0 million based upon the level of eligible collateral with $20.8 million and $20.5 million available in excess of the amount utilized at December 31, 2007 and 2006, respectively.

The credit facility is secured by substantially all assets of Coastal Credit. In addition, White River has provided an unconditional corporate guaranty. Coastal Credit must maintain specified financial ratios within guidelines established by the lender and was in compliance with these ratios at December 31, 2007 and 2006. Interest is paid monthly at a variable rate, based on meeting certain financial criteria. The average rate for the month of December, 2007 was LIBOR plus 2.60% which equated to 7.84%. The average rate for the month of December 2006 was LIBOR plus 2.85% which equated to 8.20%. There is an annual commitment fee of 1/8 of 1% on the average daily unused commitment. In the event of a significant pay down or an earlier retirement of the revolver commitment, Coastal Credit would sustain certain prepayment penalties. This facility limits distributions Coastal Credit may make to White River to 50% of Coastal Credit’s net income in addition to permitted payments on subordinated debt (including White River debt guaranteed by Coastal Credit.)

11.	SECURED NOTE PAYABLE

A $15 million secured note was issued on August 31, 2005 and bears interest at a fixed rate of 10.75%. Interest was payable in arrears quarterly beginning October 1, 2005. The secured note payable was collateralized by White River’s ownership interest in Coastal Credit and was guaranteed by Coastal Credit, but subordinate to the line of credit. Principal was payable in sixteen quarterly installments of $937,500 commencing July 1, 2006. Prepayment of the note was allowed beginning September 1, 2007. There was a 2% prepayment penalty if prepayment occurs between September 1, 2007 and August 31, 2008. This prepayment was 1% if prepayment occurs between September 1, 2008 and August 31, 2009. There was no penalty if the prepayment occurs after August 31, 2009. The secured note payable was paid in full on October 15, 2007. Coastal Credit used its line of credit to distribute the necessary funds to the parent company. The scheduled prepayment penalty of 2% was negotiated to 1%. The outstanding principal balance of the secured note was $13.1 million at December 31, 2006.

12.	SUBORDINATED DEBENTURES

Coastal Credit prepaid in full the subordinated debentures during April and May 2007. Coastal Credit had $7.7 million of subordinated debentures outstanding at December 31, 2006. Interest on the debentures was payable quarterly at a fixed rate of interest of 12% per annum.

13.	SELECT DEBT REPAYMENT SCHEDULES

The following table represents select debt principal repayment schedules (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations
Coastal Credit	$50,000	$-	$-	$50,000	$-
UAC	1,324	1,261	63	-	-
Total long-term debt obligations	$51,324	$1,261	$63	$50,000	$-

14.	ACCRETION AND OTHER INTEREST

The individual components of accretion and other interest income are shown in the following table (in thousands):

	Years Ended December 31,
	2007	2006

UAC discount accretion for beneficial interest in Master Trust	$15,079	$15,538
Interest on cash balances	530	907

Accretion and other interest income	$15,609	$16,445

15.	RELATED PARTY TRANSACTIONS

UAC’s administration of the Plan is supervised by Castle Creek Capital LLC (“Castle Creek”), whose Funds are significant shareholders of White River. For these services, UAC compensates Castle Creek at a rate of $14,583 per month. Castle Creek was paid $175,000 during 2007 and 2006. While the bankruptcy case was closed on January 5, 2007, UAC must continue to operate in accordance with the Plan.

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

During August, 2005, Coastal Credit effected a private placement of $7.7 in subordinate debentures, due 2008, bearing interest at 12% per annum. Mr. John W. Rose and members of his family purchased $1.5 million, a family partnership of William E. McKnight purchased $1.5 million of such debentures and certain employees of Castle Creek purchased $0.3 million of such debentures. Coastal Credit prepaid in full the subordinated debentures during April and May 2007. Interest expense for the subordinated debentures owned by these related parties were approximately $0.2 million and $0.4 million for the years ended December 31, 2007 and 2006, respectively.

Coastal Credit leases its corporate offices in Virginia Beach, Virginia and one of its branch offices in Jacksonville (Orange Park), Florida, from the McKnight Family Partnerships, L.P., an entity controlled by Mr. McKnight, the President of Coastal Credit and a director of White River. The Virginia Beach lease has a three-year term, and provides for rent payments of $13,938 per month. The Virginia Beach lease will expire in September 2009. The Orange Park lease has a three-year term, and provides for rent payments of $9,559 per month. The Orange Park lease will expire in April 2010.

Coastal Credit and Mr. McKnight are parties to a letter agreement with respect to use of an aircraft owned by McKnight L.L.C., an entity controlled by Mr. McKnight. The aircraft is a Beechcraft King Air™ B200 twin engine turbo prop. The agreement provides that Coastal Credit will pay McKnight L.L.C. $14,000 per month to defray expenses associated with ownership of the aircraft in consideration for Mr. McKnight’s willingness to make the aircraft available for business use by key employees of Coastal Credit. Coastal Credit is required to pay additional amounts in any month in which its aircraft usage exceeds prescribed amounts. Six months prior written notice is required to withhold availability of the monthly payment or the plane. During 2007 and 2006, approximately $170,000 and 178,000, respectively, was paid for this purpose.

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

White River paid a management fee to Mark Ruh, an employee of Castle Creek, during 2007 for services rendered during 2006. This fee was approximately $182,000. During 2006, White River paid a management fee to Castle Creek for services rendered during 2005 of approximately $117,000.

16.	INCOME TAXES

UAC incurred net operating losses for federal income tax purposes for the years ended June 30, 2003, 2004, 2005. White River will carry forward these tax losses to future periods. Net operating loss carryforwards for federal income tax purposes were $100.1 million and $102.1 million as of December 31, 2007 and 2006, respectively. These tax losses will expire during 2022 through 2025.

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

During the fourth quarter 2006, White River continued to evaluate its future taxable income based on the successful integration of Coastal Credit and other activity at UAC during 2006 that increased current and expected future taxable income. This evaluation determined that it was more likely than not that the federal deferred tax assets will be realized resulting in the reversal of the corresponding valuation allowance. A valuation allowance of $1.6 million was retained related to state operating loss carryforwards as it is more likely than not that these carryforwards will not be realized.  The reversal of the valuation allowance for the federal and state net operating loss carryforwards contributed to the income tax benefit of $39.0 million for the year ended December 31, 2006.  In addition, a credit of $6.4 million was recorded to income tax benefit in 2006 related to recording the amount in accumulated other comprehensive income as of December 31, 2006 related to the beneficial interest in Master Trust net of tax.

White River adopted FIN 48 on January 1, 2007. The implementation of FIN 48 did not impact White River’s financial statements. As of December 31, 2007, there were no unrecognized tax benefits.

White River recognizes interest and penalties, if any, on tax assessments or tax refunds in the financial statements as a component of income tax expense.

White River and its subsidiaries are subject to U.S. federal income tax and income tax of multiple state and local jurisdictions. The 2004 - 2006 U.S. federal income tax returns remain open to examination by the Internal Revenue Service. Various state jurisdictions remain open to examination for tax years 2002 and forward.

The composition of income tax expense (benefit) is as follows for the years ended December 31 (in thousands):

	2007	2006

Current tax expense	$232	$873
Deferred tax expense (benefit)	7,083	6,039
Valuation allowance increase (reversal)	(536)	(45,905)

Net income tax expense (benefit)	$6,779	$(38,993)

The effective income tax rate differs from the statutory federal corporate tax rate as follows for the years ended December 31:

	2007	2006

Statutory rate	35.0%	35.0%
State income taxes	1.5	1.5
Valuation allowance and other	(0.2)	(261.9)
Bankruptcy costs not deductible	0.2	0.3

Effective rate	36.5%	(225.1)%

The composition of deferred income taxes is as follows as of December 31 (in thousands):

	2007	2006

Deferred tax assets:
Net operating loss carryforward	$37,223	$38,109
AMT credit carryforward	965	928
Basis difference in beneficial interest in Master Trust	-	2,004
Allowance for estimated credit losses	2,467	2,092
Other	187	158
Total deferred tax assets	40,842	43,291
Valuation allowance	(1,099)	(1,635)
	39,743	41,656

Deferred tax liabilities:
Basis difference in creditor notes payable	623	1,252
Basis difference in goodwill	2,752	2,033
Other	337	182
Total deferred tax liabilities	3,712	3,467

Net deferred tax assets	$36,031	$38,189

17.	STOCK-BASED COMPENSATION

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

Effective January 1, 2006, the restated employment agreement between Coastal Credit and William McKnight, President of Coastal Credit, includes a long-term incentive award. This award provides for the payment, in cash, of the value of 100,000 shares of White River stock, vesting in three annual increments of 33,333.33 shares on January 1, 2007, 2008 and 2009. In accordance with SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), this award is accounted for as a liability award. The value of payment is to be determined based on the mean of the trading value of White River shares for 20 trading days prior to the vesting date. Compensation expense related to this award approximated $613,000 and $582,500 for the year ended December 31, 2007 and 2006, respectively, and is included in salaries and benefits expense in the accompanying consolidated statements of operations. Additional compensation costs will be incurred based on the value of White River’s stock price through 2008.

On May 5, 2006, White River shareholders approved the White River Capital, Inc. 2005 Stock Incentive Plan. The purpose of this plan is to offer certain employees, non-employee directors, and consultants the opportunity to acquire a proprietary interest in White River. The plan provides for the grant of options, restricted stock awards and performance stock awards. The total number of options and stock awards that may be awarded under the plan may not exceed 250,000. As of December 31, 2007, White River awarded restricted stock awards totaling 98,100 shares and 29,800 of these shares have vested and have been issued and 14,000 shares have been forfeited.  Forfeited shares are available for the purposes of the plan. White River has not issued stock options as of December 31, 2007. The following is a summary of the status of White River’s non-vested restricted stock awards and changes during the years then ended:

	Years Ended December 31
	2007		2006
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Beginning nonvested awards	86,400	$14.25	-
Granted	5,100	$23.10	93,000	$14.25
Vested	(29,800)	$14.55	-
Forfeited	(7,400)	$14.25	(6,600)	$14.25
Ending nonvested awards	54,300	$14.91	86,400	$14.25

SFAS No. 123R is used for guidance in accounting for these awards. The value of restricted awards is determined based on the trading value of White River shares on the grant date. An estimated forfeiture rate of 3% was used during the year ended December 31, 2006. This forfeiture rate was increased to 7% during the year ended December 31, 2007. Compensation expense related to these awards approximated $352,600 and $391,500 for years ended December 31, 2007 and 2006, respectively, and is included in salaries and benefits expense in the accompanying consolidated statements of operations. There was $1.0 million and $2.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted as of December 31, 2007 and 2006, respectively. That cost is expected to be recognized over a weighted-average period of 1.1 years and 2.0 years as of December 31, 2007 and 2006, respectively.

18.	BUSINESS SEGMENT INFORMATION

Set forth in the table below is certain financial information with respect to White River’s operating segments as discussed in Note 1. All taxes are recorded at Corporate and Other. UAC and Coastal Credit are limited liability corporations and are consolidated with White River for tax purposes.

For The Year Ended December 31, 2007	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$17,548	$30,242	$77	$47,867

Interest expense	(1,036)	(4,088)	(990)	(6,114)

Net interest margin	16,512	26,154	(913)	41,753

Recovery (provision) for estimated credit losses	2,086	(8,329)	-	(6,243)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	18,598	17,825	(913)	35,510

Total other revenues (expenses) (1)	(19,457)	(11,117)	13,641	(16,933)

Income (loss) before income taxes	(859)	6,708	12,728	18,577

Income tax expense	-	-	(6,779)	(6,779)

Net income (loss)	$(859)	$6,708	$5,949	$11,798

For The Year Ended December 31, 2006	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$24,818	$29,065	$62	$53,945

Interest expense	(4,805)	(5,308)	(1,707)	(11,820)

Net interest margin	20,013	23,757	(1,645)	42,125

Recovery (provision) for estimated credit losses	4,624	(4,660)	-	(36)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	24,637	19,097	(1,645)	42,089

Total other revenues (expenses) (2)	(23,183)	(11,286)	9,705	(24,764)

Income before income taxes	1,454	7,811	8,060	17,325

Income tax benefit	-	-	38,993	38,993

Net income	$1,454	$7,811	$47,053	$56,318

(1)
Depreciation and amortization is included in total other revenues (expenses) and was approximately $7,000, $193,000 and $277,000 for UAC, Coastal Credit and Corporate and Other for the year ended December 31, 2007.

(2)
Depreciation and amortization is included in total other revenues (expenses) and was approximately $14,000, $204,000 and $244,000 for UAC, Coastal Credit and Corporate and Other for the year ended December 31, 2006.

The following table presents assets with respect to White River’s operating segments (in thousands) at:

	December 31,
	2007	2006

Corporate and other	$36,709	$43,205
Coastal Credit	116,447	114,900
UAC	13,409	67,319

	$166,565	$225,424

19.	EARNINGS PER SHARE

Basic earnings per share are calculated by dividing the reported net income for the period by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding during a period is weighted for the portion of the period that the shares were outstanding. Diluted earnings per share include the dilutive effect of warrants that were granted on August 31, 2005 and stock award plans which were issued on August 1, 2007 and June 1, 2006. Basic and diluted earnings per share have been computed as follows (dollars in thousands except per share data):

	Years Ended December 31,
	2007	2006

Net income in thousands	$11,798	$56,318

Weighted average shares outstanding	3,840,663	3,813,073

Incremental shares from assumed conversions:
Warrants	81,669	57,904
Stock award plans	25,310	11,040

Weighted average shares and assumed incremental shares	3,947,642	3,882,017

Earnings per share:

Basic	$3.07	$14.77

Diluted	$2.99	$14.51

20.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly financial results (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 31, 2007

Total interest income	$18,464	$9,104	$9,343	$10,956

Net interest margin	$16,474	$7,556	$7,936	$9,787

Other revenue (expense)	$(4,802)	$(4,109)	$(4,164)	$(3,858)

Net income	$7,011	$1,660	$1,491	$1,636

Basic earnings per share	$1.83	$0.43	$0.39	$0.43

Diluted earnings per share	$1.78	$0.42	$0.38	$0.42

Basic weighted average shares	3,835,458	3,842,287	3,842,287	3,842,557

Diluted weighted average shares	3,937,280	3,949,069	3,952,893	3,940,991

Fiscal Year Ended December 31, 2006
Total interest income	$10,742	$12,274	$17,328	$13,601

Net interest margin	$7,420	$9,192	$14,456	$11,057

Other revenue (expense)	$(6,678)	$(6,525)	$(6,549)	$(5,012)

Net income	$1,137	$3,629	$8,135	$43,417

Basic earnings per share	$0.30	$0.95	$2.13	$11.39

Diluted earnings per share	$0.29	$0.94	$2.09	$11.11

Basic weighted average shares	3,812,822	3,813,155	3,813,155	3,813,155

Diluted weighted average shares	3,864,086	3,868,828	3,900,930	3,907,345

21.	ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents and restricted cash approximates the fair value due to the nature of these accounts.

White River began reporting creditor notes payable early adopted SFAS 159 beginning January 1, 2007, see Note 9. As a result of the early adoption of SFAF 159, White River reported creditor notes payable at fair value by discounting estimated future cash payments at appropriate discount rates. The following table represents the estimated fair value for creditor notes payable and related accrued interest at December 31, 2006 (in thousands) prior to the adoption of SFAF 159:

	Carrying	Fair
	Amount	Value

Creditor notes payable and related accrued interest	$1,484	$2,512

The fair value of securitized finance receivables–net, was estimated by discounting the future cash flows, which were reduced by estimated credit losses for the life of the receivables, using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities and was approximately $0.1 million greater than the carrying amount as of December 31, 2006. With the securitization “clean-up” during the year ended December 31, 2007, the securitized receivables were reclassed to finance receivables-net

The fair value of collateralized financings was determined by discounting estimated future cash payments at appropriate discount rates and was $0.3 million less than the carrying amount at December 31, 2006. Collateralized financings were prepaid in full with the securitization “clean-up” during the year ended December 31, 2007.

The fair value of beneficial interest in Master Trust as of December 31, 2006 was calculated by discounting the estimated cash flows released from the Master Trust Account using a discount rate that UAC believed was commensurate with the risks involved. An allowance for estimated credit losses was established and applied. Discount rates utilized were based upon current market conditions and prepayment assumptions were based on historical performance experience. See Notes 2 and 5 for a detailed discussion of each of the components of the fair value of beneficial interest in Master Trust. During 2007, beneficial interest in Master Trust was eliminated with the consolidation of the securitized finance receivables to finance receivables, net.

Finance receivables–net approximates fair value based on the price paid to acquire the loans. The price paid reflects competitive market interest rates and purchase discounts for the Company’s chosen credit grade in the economic environment. This market is highly liquid as the Company acquires individual loans on a daily basis from dealers. In addition, there have been minimal changes in interest rates and purchase discounts related to these types of loans.

Subordinated debentures approximate the fair value due to minimal change in interest rates related to these types of accounts at December 31, 2006. These debentures were paid in full during 2007.

22.	COMMITMENTS AND CONTINGENCIES

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

White River and its subsidiaries’ obligations under operating lease agreements were $0.7 million for the year ended December 31, 2007.  The following table represents obligations under current operating lease agreements (in thousands):

Year	Total

2008	$589
2009	415
2010	75
2011	-
2012	-
Thereafter	-

$1,078

23.	SUBSEQUENT EVENTS

On January 2, 2008, White River issued 18,160 shares of common stock to certain employees as part of stock awards in accordance with agreements under the 2005 Stock Incentive Plan.

On January 24, 2008, UAC sold charged-off loans that have deficiency balances remaining to a third party (the “Buyer”) for $159,000.

On February 1, 2008, White River issued 400 shares of common stock to a certain employee as part of stock awards in accordance with an agreement under the 2005 Stock Incentive Plan.

On March 10, 2008 White River issued 7,686 shares to directors in accordance with the Directors Stock Compensation Plan for services rendered during 2007.

ITEM 9A(T). CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

White River carried out an evaluation, under the supervision of its Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of the design and operation of White River’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15 as of December 31, 2007. Based upon that evaluation, the Chief Executive Officer, President and Chief Financial Officer concluded that, at December 31, 2007, White River’s disclosure controls and procedures are effective in accumulating and communicating to management (including such officers) the information required to be included in White River’s periodic SEC filings.

Management of White River is responsible for establishing and maintaining adequate internal control over financial reporting.  White River’s internal control over financial reporting includes policies and procedures pertaining to White River’s ability to record, process, and report reliable information.  White River’s internal control system is designed to provide reasonable assurance to White River’s management and Board of Directors regarding the preparation and fair presentation of White River’s published financial statements.

White River’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2007.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, White River’s management concluded that, as of December 31, 2007, White River’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of White River’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by White River’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

During White River’s fiscal quarter ended December 31, 2007, there were no changes in White River’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect White River’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

Information contained under the captions “Proposal 1: Election of Directors,” “Executive Officers,” “Executive Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in White River’s proxy statement for the 2008 annual meeting of shareholders (“Proxy Statement”) is incorporated herein by reference.

Code of Ethics

 White River has adopted the White River Capital, Inc. Code of Business Conduct and Ethics (“code of ethics”), a code of ethics that applies to the Chief Executive Officer, President and Chief Financial Officer.

Audit Committee and Audit Committee Financial Expert

The information with respect to White River’s audit committee and its audit committee financial expert contained under the caption ”Corporate Governance and Board Committees – Audit Committee” in White River’s Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information contained under the captions “Executive Compensation” and “Compensation of Directors” in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

Information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2007, the following shares were authorized to be issued under White River’s equity compensation plans:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	204,300	[1]	$10.00	[2]	207,888	[3]
Equity compensation plans not approved by security holders	0		0		0
Total	204,300	[1]	$10.00	[2]	207,888	[3]

1	Includes 54,300 shares issuable pursuant to outstanding performance awards under the 2005 Stock Incentive Plan and 150,000 shares issuable upon exercise of outstanding warrants.
2	Based on the exercise price of the outstanding warrants only and does not take into account the shares issuable pursuant to outstanding performance awards.
3
Includes 165,900 shares issuable pursuant to the 2005 Stock Incentive Plan in the form of stock options, restricted stock awards, or performance stock awards, and 41,988 shares issuable pursuant to the 2005 Directors Stock Compensation Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information contained under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board Committees – Director Independence” in the Proxy Statement is incorporated herein by reference in response to this Item 13.

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
4.2
Article 5 – “Number of Shares,” Article 6 – “Terms of Shares,” Article 10 – “Transfer and Ownership Restrictions” and Article 11 – “Miscellaneous Provisions”  (concerning the applicability of the Indiana Control Share Acquisitions Chapter and the Indiana Business Combinations Chapter) of registrant’s Articles of Incorporation (contained in registrant’s Articles of Incorporation filed with this annual report as Exhibit 3.1)

4.3
Article III – “Shareholder Meetings,” Article VI – “Certificates for Shares” and Article VII, Section 3 – “Corporate Books and Records” of registrant’s Code of By-laws (contained in registrant’s Code of By-laws filed with this annual report as Exhibit 3.2)

4.4(a)
Note Purchase Agreement dated March 9, 2005, between registrant and the note purchaser named therein (incorporated by reference to Exhibit 4.4(a) of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

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

10.12	White River Capital Inc. Directors Stock Compensation Plan (incorporated by reference to Exhibit 10.2 of registrant’s Form 10-Q for the period ended September 30, 2005)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of registrant’s Form 10-K for the year ended December 31, 2005)
21.1	Subsidiaries of White River Capital, Inc. (incorporated by reference to Exhibit 21.1 of registrant’s Form 10-K for the year ended December 31, 2005)
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of McGladrey & Pullen LLP
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

White River Capital, Inc.
(Registrant)

March 14, 2008	By:	/s/ Martin J. Szumski
Martin J. Szumski
Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John M. Eggemeyer	Chairman and Chief Executive Officer, Director (Principal Executive Officer)	March 14, 2008
John M. Eggemeyer

/s/ Mark R. Ruh	President, Chief Operating Officer and Director	March 14, 2008
Mark R. Ruh

/s/ Martin J. Szumski	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2008
Martin J. Szumski

/s/ Thomas C. Heagy	Director	March 14, 2008
Thomas C. Heagy

/s/ William E. McKnight	Director	March 14, 2008
William E. McKnight

/s/ Daniel W. Porter	Director	March 14, 2008
Daniel W. Porter

/s/ John W. Rose	Director	March 14, 2008
John W. Rose

/s/ Richard D. Waterfield	Director	March 14, 2008
Richard D. Waterfield