Form 10-Q
period 2008-03-31
White River Capital Inc
filed 2008-05-07
CIK 1318545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 7, 2008, there were 3,872,133 shares outstanding of the issuer’s Common Stock, without par value.

WHITE RIVER CAPITAL, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

- INDEX -

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2008	1

	Unaudited Condensed Consolidated Statements of Operations for the quarters ended March 31, 2008 and 2007	2

	Unaudited Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 2008 and 2007	3

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2008 and 2007	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4T.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 6.	Exhibits	26

SIGNATURES		27

ii

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

ASSETS	March 31, 2008	December 31, 2007

Cash and cash equivalents	$3,538	$3,785
Finance receivables—net	86,353	90,725
Goodwill	34,536	34,536
Deferred tax assets—net	35,241	36,031
Other assets	1,465	1,488

TOTAL	$161,133	$166,565

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Line of credit	44,000	50,000
Accrued interest	229	351
Creditor notes payable	784	1,324
Other payables and accrued expenses	1,600	2,093

Total liabilities	46,613	53,768

SHAREHOLDERS’ EQUITY:
Preferred Stock, without par value, authorized 3,000,000 shares; none issued and outstanding	-	-
Common Stock, without par value, authorized 20,000,000 shares; 3,869,333 and 3,843,087 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	180,228	179,976
Warrants, 150,000 outstanding at March 31, 2008 and December 31, 2007, respectively	534	534
Accumulated other comprehensive income, net of taxes	2,183	4,437
Accumulated deficit	(68,425)	(72,150)

Total shareholders’ equity	114,520	112,797

TOTAL	$161,133	$166,565

See notes to condensed consolidated financial statements.

PART I FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarters Ended March 31,
	2008	2007
INTEREST:
Interest on receivables	$8,070	$8,147
Accretion and other interest	3,565	10,317

Total interest income	11,635	18,464

Interest expense	(832)	(1,990)

Net interest margin	10,803	16,474

Provision for estimated credit losses	(1,197)	(637)

Net interest margin after provision for estimated credit losses	9,606	15,837

OTHER REVENUES (EXPENSES):
Salaries and benefits	(2,294)	(2,142)
Third party servicing expense	(114)	(218)
Other operating expenses	(1,411)	(1,319)
Bankruptcy costs	-	(6)
Charge to Master Trust—net	-	(1,061)
Change in fair market valuation of creditor notes payable	(46)	(238)
Gain from deficiency account sale	159	41
Other income (expense)	(34)	141

Total other expenses	(3,740)	(4,802)

INCOME BEFORE INCOME TAXES	5,866	11,035

INCOME TAX EXPENSE	(2,142)	(4,024)

NET INCOME	$3,724	$7,011

NET INCOME PER COMMON SHARE (BASIC)	$0.96	$1.83

NET INCOME PER COMMON SHARE (DILUTED)	$0.94	$1.78

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,863,507	3,835,458

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,942,503	3,937,280

See notes to condensed consolidated financial statements.

PART I FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Quarters Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,724	$7,011
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of other comprehensive income	(3,550)	(10,126)
Accretion of securitization discount	(485)	-
Provision for estimated credit losses	1,197	637
Amortization and depreciation	108	110
Amortization of discount and interest accrued on creditor notes payable	(106)	110
Deferred income taxes	2,085	3,930
Change in fair value of creditor notes payable	46	238
Stock based compensation expense	252	129
Changes in assets and liabilities:
Accrued interest receivable and other assets	(14)	19
Amounts due to Master Trust	-	488
Payment of creditor notes payable accrued interest	-	(105)
Other payables and accrued expenses	(613)	(1,231)
Net cash provided by operating activities	2,644	1,210

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal collections and recoveries on securitized finance receivables	-	10,664
Purchase of finance receivables	(14,483)	(16,690)
Collections on finance receivables	12,631	13,102
Principal collections and recoveries on receivables held for investment	5,465	310
Collections on beneficial interest in Master Trust	-	6,017
Change in restricted cash	-	738
Capital expenditures	(24)	(64)
Net cash provided by investing activities	3,589	14,077

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on collateralized financings	-	(11,168)
Principal payments on secured note payable	-	(937)
Principal payments on creditor notes payable	(480)	(604)
Net repayment on line of credit	(6,000)	(4,500)
Net cash used in financing activities	(6,480)	(17,209)

DECREASE IN CASH AND CASH EQUIVALENTS	(247)	(1,922)
CASH AND CASH EQUIVALENTS—Beginning of period	3,785	6,958
CASH AND CASH EQUIVALENTS—End of period	$3,538	$5,036

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	1,058	$1,952
Non cash items:
Initial fair value adjustment for creditor notes payable	$-	$994

See notes to condensed consolidated financial statements.

PART I FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Quarters Ended March 31,
	2008	2007

NET INCOME	$3,724	$7,011

OTHER COMPREHENSIVE INCOME:
Net unrealized change on recombined assets and Beneficial Interest in Master Trust, net of tax	(2,254)	(4,818)

COMPREHENSIVE INCOME	$1,470	$2,193

See notes to condensed consolidated financial statements.

PART I FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) QUARTERS ENDED MARCH 31, 2008 AND 2007

1.	BASIS OF PRESENTATION

The foregoing condensed consolidated financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods presented have been included. Results for any interim period are not necessarily indicative of results to be expected for the year ending December 31, 2008.

The condensed consolidated unaudited interim financial statements have been prepared in accordance with Form 10-Q specifications and therefore do not include all information and footnotes normally shown in annual financial statements. These interim period financial statements should be read in conjunction with the consolidated financial statements that are included in the Annual Report on Form 10-K for the year ended December 31, 2007 of White River Capital, Inc., which is available online at www.WhiteRiverCap.com or www.sec.gov.

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements (“SFAS No. 157”), which provides guidance on how to measure assets and liabilities using fair value methods. SFAS No. 157 applies whenever another United States Generally Accepted Accounting Principle standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard requires additional disclosures in both annual and quarterly reports. SFAS No. 157 is effective for White River's financial statements issued for fiscal years beginning after November 15, 2007. White River early adopted SFAS No. 157 on January 1, 2007.  There was no effect on the consolidated financial statements for the adoption of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits all entities to choose, at specified election dates, to measure eligible assets and liabilities at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. White River early adopted SFAS No. 159 on January 1, 2007 and applied SFAS No. 159 solely to creditor notes payable.

PART I FINANCIAL INFORMATION

2.	GENERAL DISCUSSION

White River Capital, Inc. (“White River”) is a holding company for specialized indirect auto finance businesses, with two principal operating subsidiaries, Coastal Credit LLC (“Coastal Credit”) and Union Acceptance Company LLC (“UAC”). Coastal Credit, based in Virginia Beach, Virginia, is a specialized subprime auto finance company engaged in acquiring subprime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks. Coastal Credit then services the receivables it acquires. Coastal Credit operates in 20 states through 17 offices. UAC, based in Indianapolis, Indiana, holds and oversees its portfolio of approximately $7.3 million in non-prime auto receivables, as of March 31, 2008. On January 5, 2007, the U.S. Bankruptcy Court for the Southern District of Indiana issued a final decree and closed UAC’s Chapter 11 bankruptcy case. UAC remains contractually obligated to distribute its remaining assets in compliance with its Second Amended and Restated Plan of Reorganization (the “Plan” or the “Plan of Reorganization”) approved in connection with the bankruptcy case. Under the Plan, UAC must pay net proceeds from its residual interest in its receivables portfolios and other estate assets to creditors holding notes and claims under the Plan. White River owns all of UAC’s general unsecured claims, 89.1% of UAC’s restructured subordinated notes (“Subordinated Notes”) and 94.7% of UAC's accrual notes (“Accrual Notes”) issued under the Plan. Upon closing of the bankruptcy case, UAC was designated the Creditor Representative in connection with the distribution of its remaining assets as contractually required under the Plan.

3.	FINANCE RECEIVABLES – NET

Coastal Credit

Finance receivables – net are acquired by Coastal Credit and generally have original terms ranging from 32 to 48 months and are secured by the related vehicles.

Coastal Credit finance receivables – net outstanding is as follows (in thousands):

	March 31,	December 31,
	2008	2007

Finance receivables, gross	$101,618	$101,948
Unearned interest	(4,673)	(5,164)
Finance receivables, net of unearned finance charge income	96,945	96,784

Accretable unearned acquisition discounts and fees	(10,659)	(10,740)
Finance receivables, net of unearned finance charge income and discounts and fees	86,286	86,044

Allowance for loan losses	(6,810)	(6,810)

Finance receivables, net	$79,476	$79,234

PART I FINANCIAL INFORMATION

Activity in the Coastal Credit allowance for loan losses on finance receivables is as follows (dollars in thousands):

	Quarters Ended March 31,
	2008	2007

Balance at beginning of period	$6,810	$5,694
Charge-offs, net of recoveries	(1,609)	(1,440)
Provision for estimated credit losses	1,609	1,440

Balance at the end of the period	$6,810	$5,694

UAC

UAC finance receivables – net outstanding were as follows (in thousands):

	March 31,	December 31,
	2008	2007

Principal balance of finance receivables	$7,311	$12,572
Unearned discount	(470)	(955)
Accrued interest receivable	49	96
Allowance for credit losses	(13)	(222)

Finance receivables—net	$6,877	$11,491

Activity in the UAC allowance for credit losses is as follows (in thousands):

	Quarters Ended March 31,
	2008	2007

Balance at the beginning of period	$222	$1,617
Charge-offs	(331)	(1,088)
Recoveries	534	1,155
Recovery for estimated credit losses	(412)	(803)

Balance at the end of the period	$13	$881

PART I FINANCIAL INFORMATION

4.	OTHER ASSETS

Other assets are as follows (in thousands) at:

	March 31,	December 31,
	2008	2007

Receivable from servicer	$150	$203
Prepaid expenses	650	573
Property, equipment and leasehold improvements, net	588	622
Other	77	90
Total other assets	$1,465	$1,488

5.	CREDITOR NOTES PAYABLE

White River’s early adoption of SFAS No. 159 on January 1, 2007 applied solely to creditor notes payable. Creditor notes payable consists of debt owed to the one remaining third party creditor from the UAC bankruptcy. Prior to the adoption of SFAS No. 159, creditor notes payable was being accreted to its full contractual value. Using this methodology, the creditor notes payable would have continued to accrete to their full contractual value. With the adoption of SFAS No. 159, creditor notes payable is recorded at fair value which represents the present value of the amount that UAC anticipates to pay to the creditors from the residual assets of the finance receivables. UAC’s finance receivables are in essence the only asset UAC has remaining to pay the creditor notes payable.

 The following table presents the creditor notes payable (in thousands) on a recurring basis using significant unobservable inputs (Level 3) per SFAS No. 157 at:

	Quarters Ended March 31,
	2008	2007

Beginning balance	$1,324	$2,478
Total losses included in earnings (recorded as "other revenues (expenses)")	46	238
Purchases, issuances and settlements	(586)	(599)
Ending balance	$784	$2,117

Internal assumptions for the Level 3 inputs are from discounted cash flow of UAC's receivable portfolio.  The contractual interest related to the creditor notes payable will continue to be accrued as interest expense and the interest payable will be included in the fair value calculation along with the creditor notes payable on a quarterly basis.  The difference between the aggregate fair value and the unpaid principal balance of creditor notes payable was $1.9 million and $2.1 million as of March 31, 2008 and 2007, respectively.  The ultimate amount paid on creditor notes payable could differ dependent on the actual cash flows from UAC’s finance receivables.

PART I FINANCIAL INFORMATION

6.	INCOME TAXES

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

7.	STOCK BASED COMPENSATION

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

Effective January 1, 2006, the restated employment agreement between Coastal Credit and William McKnight, President of Coastal Credit, includes a long-term incentive award. This award provides for the payment, in cash, of the value of 100,000 shares of White River stock, vesting in three annual increments of 33,333.33 shares on January 1, 2007, 2008 and 2009. In accordance with SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), this award is accounted for as a liability award. The value of payment is to be determined based on the mean of the trading value of White River shares for 20 trading days prior to the vesting date. Compensation expense related to this award approximated $145,000 and $199,000 for the quarters ended March 31, 2008 and 2007, respectively. The compensation expense related to this award is included in salaries and benefits expense in the accompanying condensed consolidated statements of operations. Additional compensation costs will be incurred based on the changes in White River’s stock price through 2008.

PART I FINANCIAL INFORMATION

On May 5, 2006, White River shareholders approved the White River Capital, Inc. 2005 Stock Incentive Plan. The purpose of this plan is to offer certain employees, non-employee directors, and consultants the opportunity to acquire a proprietary interest in White River. The plan provides for the grant of options, restricted stock awards and performance stock awards. The total number of options and stock awards that may be awarded under the plan may not exceed 250,000. As of March 31, 2008, White River awarded restricted stock awards totaling 98,100 shares and 29,800 of these shares have vested and have been issued and 14,000 shares have been forfeited.  Forfeited shares are available for the purposes of the plan. White River has not issued stock options as of March 31, 2008. The following is a summary of the status of White River’s non-vested restricted stock awards and changes during the quarter ended March 31, 2008:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value

Nonvested awards at December 31, 2007	54,300	$14.91
Granted	-	$-
Vested	(22,100)	$14.25
Forfeited	-	$-
Nonvested awards at March 31, 2008	32,200	$15.24

SFAS No. 123R is used for guidance in accounting for these awards. The value of restricted awards is determined based on the trading value of White River shares on the grant date. An estimated forfeiture rate of 3% was used during the year ended December 31, 2006. This forfeiture rate was increased to 7% during the year ended December 31, 2007. Compensation expense related to these awards approximated $96,000 and $44,000 for quarters ended March 31, 2008 and 2007, respectively, and is included in salaries and benefits expense in the accompanying consolidated statements of operations.

There was $0.8 million and $2.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted and long-term incentive awards as of March 31, 2008 and 2007, respectively. That cost is expected to be recognized over a weighted-average period of 0.9 years and 1.8 years as of March 31, 2008 and 2007, respectively.

8.	BUSINESS SEGMENT INFORMATION

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

Coastal Credit is a specialized subprime auto finance company engaged primarily in (1) acquiring retail installment sales contracts from both franchised and independent automobile dealers which have entered into contracts with purchasers of used and, to a much lesser extent, new cars and light trucks, and (2) servicing the contract portfolio. Coastal Credit commenced operations in Virginia in 1987 and conducts business in 20 states through its 17 branch locations. All goodwill relates to the Coastal Credit segment.

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

Set forth in the table below is certain financial information with respect to White River’s segments.

For The Quarter Ended March 31, 2008	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$4,330	$7,301	$4	$11,635

Interest expense	(68)	(764)	-	(832)

Net interest margin	4,262	6,537	4	10,803

Recovery (provision) for estimated credit losses	412	(1,609)	-	(1,197)

Net interest margin after recovery (provision) for estimated credit losses	4,674	4,928	4	9,606

Total other revenues (expenses)	(5,731)	(2,910)	4,901	(3,740)

Income (loss) before income taxes	$(1,057)	$2,018	$4,905	$5,866

For The Quarter Ended March 31, 2007	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$11,049	$7,387	$28	$18,464

Interest expense	(446)	(1,201)	(343)	(1,990)

Net interest margin	10,603	6,186	(315)	16,474

Recovery (provision) for estimated credit losses	803	(1,440)	-	(637)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	11,406	4,746	(315)	15,837

Total other revenues (expenses)	(7,481)	(2,797)	5,476	(4,802)

Income before income taxes	$3,925	$1,949	$5,161	$11,035

PART I FINANCIAL INFORMATION

The following table presents assets with respect to White River’s segments (in thousands) at:

	March 31,	December 31,
	2008	2007

Corporate and other	$35,835	$36,709
Coastal Credit	117,105	116,447
UAC	8,193	13,409

	$161,133	$166,565

9.	EARNINGS PER SHARE

Basic earnings per share are calculated by dividing the reported net income for the period by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding during a period is weighted for the portion of the period that the shares were outstanding. Diluted earnings per share include the dilutive effect of warrants that were granted on August 31, 2005 and stock award plans which were issued on August 1, 2007 and June 1, 2006. Basic and diluted earnings per share have been computed as follows (dollars in thousands except share and per share data):

	Quarters Ended March 31,
	2008	2007

Net income	$3,724	$7,011

Weighted average shares outstanding	3,863,507	3,835,458

Incremental shares from assumed conversions:
Warrants	68,025	82,998
Stock award plans	10,971	18,824

Weighted average shares and assumed incremental shares	3,942,503	3,937,280

Earnings per share:

Basic	$0.96	$1.83

Diluted	$0.94	$1.78

PART I FINANCIAL INFORMATION

10.	COMMITMENTS AND CONTINGENCIES

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

PART I FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

White River Capital, Inc. (“White River”) is an Indiana corporation incorporated on December 30, 2004 and serves as a holding company for two specialized auto finance companies.

Coastal Credit LLC (“Coastal Credit”), based in Virginia Beach, Virginia, is a specialized subprime auto finance company engaged in acquiring subprime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks. Coastal Credit then services the receivables it acquires. Coastal Credit operates in 20 states through 17 offices.

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

PART I FINANCIAL INFORMATION

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

The ultimate realization of the deferred tax asset depends on White River’s ability to generate sufficient taxable income in the future and its ability to prevent an ownership change from occurring for tax purposes. The valuation allowance has been derived pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, and reduces the total deferred tax asset to an amount that will “more likely than not” be realized. White River adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”) on January 1, 2007. The implementation of FIN 48 did not impact White River’s consolidated financial statements. As of January 1, 2008, there were no unrecognized tax benefits.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements (“SFAS No. 157”), which provides guidance on how to measure assets and liabilities using fair value methods. SFAS No. 157 applies whenever another United States Generally Accepted Accounting Principle standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard requires additional disclosures in both annual and quarterly reports. SFAS No. 157 is effective for White River's financial statements issued for fiscal years beginning after November 15, 2007. White River early adopted SFAS No. 157 on January 1, 2007.  There was no effect on the consolidated financial statements for the adoption of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits all entities to choose, at specified election dates, to measure eligible assets and liabilities at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. White River early adopted SFAS No. 159 on January 1, 2007 and applied SFAS No. 159 solely to creditor notes payable.

Results of Operations

The Quarter Ended March 31, 2008 Compared to the Quarter Ended March 31, 2007 – Overview

Net income was $3.7 million, or $0.94 per diluted share, for the quarter ended March 31, 2008, compared to $7.0 million, or $1.78 per diluted share, for the quarter ended March 31, 2007. The following items contributed to the decrease to net income:

▪
Accretion and other income decreased $6.8 million to $3.6 million for the quarter ended March 31, 2008 as compared to $10.3 million for the same period during 2007. This decline is the result of the decline of accretion income related to accumulated other comprehensive income.

▪
A provision for estimated credit losses of $1.2 million was recognized for the quarter ended March 31, 2008 compared to $0.6 million for the quarter ended March 31, 2007. These changes are explained further in the comparison discussion between the quarters ended March 31, 2008 and 2007 below.

PART I FINANCIAL INFORMATION

The above decreases in net income were partially offset by the following increases to net income:

▪	Interest expense for the quarter ended March 31, 2008 decreased $1.2 million as the result of the reductions of debt and debt rates as compared to the quarter ended March 31, 2007.

▪	Charge to master trust–net was $1.1 million for the quarter ended March 31, 2007. There is no such activity during 2008 with the termination of the Master Trust Agreement during December 2007.

▪
Income tax expense was $2.1 million for the quarter ended March 31, 2008 compared to $4.0 million for the quarter ended March 31, 2007. These changes are explained further in the comparison discussion between the quarters ended March 31, 2008 and 2007 below.

PART I FINANCIAL INFORMATION

Discussion of Results

The following table presents consolidated financial information for White River for the periods indicated (in thousands):

For The Quarter Ended March 31, 2008	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$769	$7,301	$-	$8,070
Accretion and other interest	3,561	-	4	3,565

Total interest income	4,330	7,301	4	11,635

Interest expense	(68)	(764)	-	(832)

Net interest margin	4,262	6,537	4	10,803

Recovery (provision) for estimated credit losses	412	(1,609)	-	(1,197)

Net interest margin after recovery (provision) for estimated credit losses	4,674	4,928	4	9,606

OTHER REVENUES (EXPENSES):
Salaries and benefits	(78)	(2,041)	(175)	(2,294)
Operating expenses	(144)	(801)	(466)	(1,411)
Third party servicing expense	(114)	-	-	(114)
Change in fair market valuation of creditor liabilities	(46)	-	-	(46)
Gain from extinguishment of debt	(5,542)	-	5,542	-
Gain from deficiency account sale	159	-	-	159
Other income (expense)	34	(68)	-	(34)

Total other revenues (expenses)	(5,731)	(2,910)	4,901	(3,740)

Income (loss) before income taxes	(1,057)	2,018	4,905	5,866

Income tax expense	-	-	(2,142)	(2,142)

Net income (loss)	$(1,057)	$2,018	$2,763	$3,724

For The Quarter Ended March 31, 2007	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$760	$7,387	$-	$8,147
Accretion and other interest	10,289	-	28	10,317

Total interest income	11,049	7,387	28	18,464

Interest expense	(446)	(1,201)	(343)	(1,990)

Net interest margin	10,603	6,186	(315)	16,474

Recovery (provision) for estimated credit losses	803	(1,440)	-	(637)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	11,406	4,746	(315)	15,837

OTHER REVENUES (EXPENSES):
Salaries and benefits	(68)	(1,954)	(120)	(2,142)
Operating expenses	(139)	(761)	(419)	(1,319)
Third party servicing expense	(218)	-	-	(218)
Bankruptcy costs	(6)	-	-	(6)
(Charge) credit to master trust—net	(1,061)	-	-	(1,061)
Change in fair market valuation of creditor liabilities	(238)	-	-	(238)
Gain from extinguishment of debt	(6,015)	-	6,015	-
Gain from deficiency account sale	41	-	-	41
Other income (expense)	223	(82)	-	141

Total other revenues (expenses)	(7,481)	(2,797)	5,476	(4,802)

Income before income taxes	3,925	1,949	5,161	11,035

Income tax expense	-	-	(4,024)	(4,024)

Net income	$3,925	$1,949	$1,137	$7,011

PART I FINANCIAL INFORMATION

The Quarter Ended March 31, 2008 Compared to the Quarter Ended March 31, 2007

Interest on receivables was unchanged at $8.1 million for the quarters ended March 31, 2008 and 2007 as a result of a relatively flat growth in the finance receivable portfolio.

Accretion and other interest decreased to $3.6 million compared to $10.3 million for the quarters ended March 31, 2008 and 2007, respectively. UAC contributed $6.7 million to this decrease from a decrease in accretion income of the accumulated other comprehensive income. The individual components of accretion and other interest income are shown in the following table (in thousands):

	Quarters Ended March 31,
	2008	2007

UAC discount accretion from accumulated other comprehensive income	$3,550	$10,127
Interest on cash balances	15	190

Accretion and other interest income	$3,565	$10,317

Interest expense decreased 58.2% to $0.8 million compared to $2.0 million for the quarters ended March 31, 2008 and 2007, respectively. UAC interest expense decreased by $0.4 million as a result of the prepayment of collateralized financings during December 2007. Coastal Credit interest expense decreased by $0.4 million to $0.8 million from $1.2 million for the quarters ended March 31, 2008 and 2007, respectively, as the result of the decrease in average debt of $47.0 million and $56.0 million, and a reduction in interest rates, for the quarters ended March 31, 2008 and 2007, respectively. Interest expense of Corporate and Other was $0.3 million for the quarter ended March 31, 2007. Corporate and Other no longer incurs interest expense since the prepayment of the secured note payable during 2007.

Provision for estimated credit losses was $1.2 million compared to $0.6 million for the quarters ended March 31, 2008 and 2007, respectively. Coastal Credit contributed a provision of $1.6 million and $1.4 million for the quarters ended March 31, 2008 and 2007, respectively. Provision for estimated credit losses is charged to income to bring Coastal Credit’s allowance for estimated credit losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. This provision was partially offset by a recovery of $0.4 million and $0.8 million to the provision for estimated credit losses at UAC for the quarters ended March 31, 2008 and 2007, respectively. This change in recovery for estimated credit losses is a result of declining defaulted receivables between the periods.

Salaries and benefits increased to $2.3 million for the quarter ended March 31, 2008 compared to $2.1 million for the quarter ended March 31, 2007. This was due to typical annual adjustment in compensation and benefits.

Operating expenses were relatively unchanged at $1.4 million for the quarter ended March 31, 2008 compared to $1.3 million for the quarter ended March 31, 2007.

PART I FINANCIAL INFORMATION

Third party servicing expenses decreased to $0.1 million for the quarter ended March 31, 2008 compared to $0.2 million for the quarter ended March 31, 2007. UAC is the only segment that incurs this expense. This decrease is the result of the decline in the number of accounts serviced by the third party servicer during the quarter ended March 31, 2008 as compared to March 31, 2007. UAC pays a monthly servicing fee per active receivable. As the number of receivable accounts decreases, the third party servicing expense decreases.

Bankruptcy costs are professional fees and expenses associated with the bankruptcy proceedings of UAC. These costs were $6,000 for the quarter ended March 31, 2007. There were no such costs for the quarter ended March 31, 2008. Future bankruptcy costs have been eliminated with the closure of the bankruptcy case on January 5, 2007. UAC was the only segment that incurred these costs which were for the purpose of assisting the reorganized company in complying with its bankruptcy plan.

The charge to Master Trust, net was $1.1 million for the quarter ended March 31, 2007. Charge to Master Trust was an expense related to future transfers of funds to the Master Trust from securitized finance receivables. Future charges to Master Trust have been eliminated with the termination of the Master Trust Agreement during December 2007.

Income tax expense was a $2.1 million for the quarter ended March 31, 2008 compared to a $4.0 million for quarter ended March 31, 2007. The expense is based on the estimated effective tax rates for 2008 and 2007, respectively.

The availability of tax benefits currently available to White River would be jeopardized if an ownership change (as defined in IRS regulations governing Net Operating Loss (“NOL”) carryforward limitations) were to occur in the future with respect to White River. In general, an ownership change occurs when, as of any testing date, the aggregate of the increase in percentage points of the total amount of a corporation's stock owned by each 5-percent shareholder within the meaning of the NOL carryforward limitations whose percentage ownership of the stock has increased as of such date over the lowest percentage of the stock owned by each such 5-percent shareholder at any time during the three-year period preceding such date, is more than 50 percentage points. In general, persons who own 5% or more of a corporation's stock are 5-percent shareholders, and all other persons who own less than 5% of a corporation's stock are treated together, as a single, public group 5-percent shareholder, regardless of whether they own an aggregate of 5% of a corporation's stock. Calculating whether an ownership change has occurred is subject to inherent uncertainty. This uncertainty results from the complexity and ambiguity of the NOL carryforward limitations as well as the limitations on the knowledge of a publicly-traded corporation concerning the ownership of, and transactions in, its securities. White River is not aware of any facts indicating that an ownership change has occurred with respect to White River.

Financial Condition as of March 31, 2008 and December 31, 2007

Finance Receivables, Net

Finance receivables, net decreased to $86.4 million at March 31, 2008 as compared to $90.7 million at December 31, 2007. UAC finance receivables, net decreased to $6.9 million at March 31, 2008 as compared to $11.5 million at December 31, 2007. Coastal Credit finance receivables, net increased to $79.5 million compared to $79.2 million for the periods ended March 31, 2008 and December 31, 2007, respectively.

PART I FINANCIAL INFORMATION

As of March 31, 2008, 31.0% of the Coastal Credit Receivables were with borrowers who are in the United State military as compared to 31.2% as of December 31, 2007. Coastal Credit requests that all borrowers who are in the military use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower. As a result, the collection effort associated with the military contracts requires less time, allowing Coastal Credit’s collection staff to focus on an increasing number of non-military contracts. The percentage of contracts made with borrowers who are in the United States military has declined due to the deployment of troops abroad. Until these deployments are reduced, it is likely that Coastal Credit will continue to see a decline in contracts with military personnel.

As of March 31, 2008, Coastal Credit’s finance receivables consisted exclusively of contracts acquired by Coastal Credit without credit recourse to the dealer. Although all the contracts in Coastal Credit’s portfolio were acquired without credit recourse, each dealer remains liable to Coastal Credit for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

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

Accrued Interest Payable

Accrued interest payable was $0.2 million at March 31, 2008, compared to $0.4 million at December 31, 2007. The change in accrued interest payable is the result of the prepayment of the collateralized financing and a decline in the amount borrowed on the line of credit.

Creditor Notes Payable

Creditor notes payable was $0.8 million at March 31, 2008, compared to $1.3 million at December 31, 2007. The decrease was the result of distributions to UAC’s third party creditor during the quarter ended March 31, 2008 partially offset by recording the creditor notes payable at fair value (an increase in value) in accordance with SFAS No. 159 which was adopted on January 1, 2007.

Liquidity and Capital Resources for the Quarters Ended March 31, 2008 and 2007

Net cash provided by operating activities was $2.6 million for the quarter ended March 31, 2008 compared to $1.2 million for the quarter ended March 31, 2007. The change in net cash flows is primarily from the reduction of interest on receivables from UAC related to the reduction in the average finance receivables between the periods.

Net cash provided by investing activities was $3.6 million for the quarter ended March 31, 2008 compared to $14.1 million for the quarter ended March 31, 2007. This change was primarily the result of a reduction in the principal collection and recoveries on the UAC finance receivable portfolio.

PART I FINANCIAL INFORMATION

Net cash used in financing activities was $6.5 million for the quarter ended March 31, 2008 compared to $17.2 million for the quarter ended March 31, 2007. Net cash flows used in financing activities for the quarter ended March 31, 2008 primarily resulted from the $6.0 million net repayment of the line of credit. Net cash used in financing activities for the quarter ended March 31, 2007 primarily resulted from the $11.2 million principal payments of collateralized financing and the net repayment of $4.5 million.

At March 31, 2008, White River and its subsidiaries had cash and cash equivalents of $3.5 million compared to $5.0 million at March 31, 2007.

Coastal Credit has a revolving credit facility from a lending institution with a maximum borrowing limit at March 31, 2008 of $100.0 million. The maturity date is December 31, 2011. As of March 31, 2008, Coastal Credit had $44.0 million of indebtedness outstanding under this facility. Total availability under the line of credit was $70.8 million based upon the level of eligible collateral with $26.8 million available in excess of the amount utilized at March 31, 2008. The credit facility is secured by substantially all of the assets of Coastal Credit. In addition, White River has provided an unconditional corporate guaranty. Coastal Credit must maintain specified financial ratios within guidelines established by the lender and is in compliance with these ratios. Interest is paid monthly at a variable rate, based on meeting certain financial criteria. During the month of March, 2008, the average rate was the London Interbank Offered Rate (“LIBOR”) plus 2.60% (5.71%). There is an annual commitment fee of 1/8 of 1% on the average daily unused commitment. In the event of a significant pay down or an earlier retirement of the revolver commitment, Coastal Credit would sustain certain prepayment penalties. This facility limits distributions Coastal Credit may make to White River to 50% of Coastal Credit’s net income in addition to permitted payments on subordinated debt.

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

PART I FINANCIAL INFORMATION

Asset Quality

Set forth below is certain information concerning the credit loss experiences on the fixed rate retail automobile receivables of White River. There can be no assurance that future net credit loss experience on the receivables will be comparable to that set forth below. See “Discussion of Forward-Looking Statements.”

Finance Receivables – Coastal Credit

Delinquency experience of finance receivables at Coastal Credit, including unearned interest ($ in thousands):

	March 31, 2008		December 31, 2007
	$	%	$	%

Finance receivables - gross balance	$101,618		$101,948

Delinquencies:
30-59 days	$998	1.0%	$1,564	1.5%
60-89 days	875	0.9%	1,002	1.0%
90+ days	1,950	1.9%	1,626	1.6%
Total delinquencies	$3,823	3.8%	$4,192	4.1%

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

PART I FINANCIAL INFORMATION

Allowance for loan losses of finance receivables ($ in thousands):

	Quarters Ended March 31,
	2008	2007

Balance at beginning of period	$6,810	$5,694
Charge-offs, net of recoveries	(1,609)	(1,440)
Provision for estimated credit losses	1,609	1,440

Balance at the end of the period	$6,810	$5,694

Net charge-offs	$1,609	$1,440
Finance receivables, net of unearned finance charges	$96,945	$98,357

Allowance for loan losses as a percent of finance receivables, net of unearned finance charges	7.02%	5.79%

Annualized net charge-offs as a percent of finance receivables, net of unearned finance charges	6.64%	5.86%

Allowance for loan losses as a percent of annualized net charge-offs	105.81%	98.85%

Finance Receivables – UAC

Delinquency experience of finance receivables at UAC ($ in thousands):

	March 31, 2008		December 31, 2007
	$	%	$	%

Finance receivables principal balance	$7,311		$12,572

Delinquencies:
30-59 days	$531	7.3%	$1,179	9.4%
60-89 days	194	2.7%	467	3.7%
90+ days	101	1.4%	149	1.2%
Total delinquencies	$826	11.3%	$1,795	14.3%

PART I FINANCIAL INFORMATION

Allowance for loan losses of finance receivables ($ in thousands):

	Quarters Ended March 31,
	2008	2007

Balance at the beginning of period	$222	$1,617
Charge-offs	(331)	(1,088)
Recoveries	534	1,155
Recovery for estimated credit losses	(412)	(803)

Balance at the end of the period	$13	$881

Net recoveries	$(203)	$(67)
Finance receivables	$7,311	$18,078

Allowance for loan losses as a percent of finance receivables	0.18%	4.87%

Annulaized net recoveries as a percent of finance receivables	(11.11)%	(1.48)%

Discussion of Forward-Looking Statements

The preceding Management’s Discussion and Analysis contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Forward-looking statements are also made elsewhere in this report. White River publishes other forward-looking statements from time to time. Statements that are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are intended to identify forward-looking statements. We caution you to be aware of the speculative nature of “forward-looking statements.” Although these statements reflect White River’s good faith belief based on current expectations, estimates and projections about (among other things) the industry and the markets in which White River operates, they are not guarantees of future performance. Whether actual results will conform to management’s expectations and predictions is subject to a number of known and unknown risks and uncertainties, including:

•	the risks and uncertainties discussed in White River’s Annual Report on Form 10-K;
•	general economic, market, or business conditions;
•	changes in interest rates, the cost of funds, and demand for White River’s financial services;
•	changes in White River’s competitive position;
•	White River’s ability to manage growth;
•	the opportunities that may be presented to and pursued by White River;
•	competitive actions by other companies;
•	changes in laws or regulations;
•	changes in the policies of federal or state regulators and agencies; and
•	other circumstances, many of which are beyond White River’s control.

PART I FINANCIAL INFORMATION

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

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

White River's chief executive officer and chief financial officer, after evaluating the effectiveness of the White River's disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the most recent fiscal quarter covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, White River's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the White River in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

During White River’s fiscal quarter ended March 31, 2008, there were no changes in White River’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect White River’s internal control over financial reporting.

PART II  OTHER INFORMATION

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

White River Capital, Inc.
(Registrant)

May 7, 2008	By:	/s/ Martin J. Szumski
Martin J. Szumski
Chief Financial Officer
(Signing on behalf of the registrant and as Principal Financial Officer)