Form 10-Q
period 2008-06-30
White River Capital Inc
filed 2008-08-08
CIK 1318545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):
Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 8, 2008, there were 3,872,133 shares outstanding of the issuer’s Common Stock, without par value.

White River Capital, Inc.

Form 10-Q for the Quarter Ended June 30, 2008

- INDEX -

Part I                       Financial Information

ITEM 1. FINANCIAL STATEMENTS.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS	June 30, 2008	December 31, 2007

Cash and cash equivalents	$3,154	$3,785
Finance receivables—net	85,135	90,725
Goodwill	34,536	34,536
Deferred tax assets—net	35,042	36,031
Other assets	1,185	1,488

TOTAL	$159,052	$166,565

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Line of credit	$41,500	$50,000
Accrued interest	184	351
Creditor notes payable	450	1,324
Other payables and accrued expenses	1,942	2,093

Total liabilities	44,076	53,768

SHAREHOLDERS’ EQUITY:
Preferred Stock, without par value, authorized
3,000,000 shares; none issued and outstanding	-	-
Common Stock, without par value, authorized
20,000,000 shares; 3,872,133 and 3,843,087
issued and outstanding at June 30, 2008 and
December 31, 2007, respectively	180,308	179,976
Warrants, 150,000 outstanding at June 30, 2008
and December 31, 2007, respectively	534	534
Accumulated other comprehensive income, net of taxes	1,066	4,437
Accumulated deficit	(66,932)	(72,150)

Total shareholders’ equity	114,976	112,797

TOTAL	$159,052	$166,565

See notes to condensed consolidated financial statements.

Part I                      Financial Information

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended Ended June 30,
	2008	2007	2008	2007
INTEREST:
Interest on receivables	$7,667	$8,138	$15,737	$16,286
Accretion and other interest	1,765	966	5,330	11,283

Total interest income	9,432	9,104	21,067	27,569

Interest expense	(643)	(1,548)	(1,475)	(3,539)

Net interest margin	8,789	7,556	19,592	24,030

Provision for estimated credit losses	(1,619)	(862)	(2,817)	(1,500)

Net interest margin after provision for estimated credit losses	7,170	6,694	16,775	22,530

OTHER REVENUES (EXPENSES):
Salaries and benefits	(2,349)	(2,010)	(4,643)	(4,152)
Third party servicing expense	(72)	(136)	(187)	(354)
Other operating expenses	(2,279)	(1,499)	(3,689)	(2,818)
Bankruptcy costs	-	-	-	(6)
Charge to Master Trust—net	-	(429)	-	(1,490)
Change in fair market valuation of creditor notes payable	(2)	50	(47)	(187)
Gain (loss) from deficiency account sale	(1)	(19)	158	22
Other income (expense)	(94)	(66)	(127)	75

Total other revenues (expenses)	(4,797)	(4,109)	(8,535)	(8,910)

INCOME BEFORE INCOME TAXES	2,373	2,585	8,240	13,620

INCOME TAX EXPENSE	(880)	(925)	(3,021)	(4,949)

NET INCOME	$1,493	$1,660	$5,219	$8,671

NET INCOME PER COMMON SHARE (BASIC)	$0.39	$0.43	$1.35	$2.26

NET INCOME PER COMMON SHARE (DILUTED)	$0.38	$0.42	$1.33	$2.20

BASIC WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	3,872,133	3,842,287	3,867,820	3,839,080

DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	3,928,612	3,949,069	3,934,438	3,940,983

See notes to condensed consolidated financial statements.

Part I                      Financial Information

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,219	$8,671
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of other comprehensive income	(5,308)	(10,961)
Accretion of securitization discount	(725)	-
Provision for estimated credit losses	2,817	1,500
Amortization and depreciation	216	214
Amortization of discount and interest accrued on creditor notes payable	(100)	186
Gain from disposition of equipment	-	(14)
Deferred income taxes	2,927	4,816
Change in fair value of creditor notes payable	48	187
Stock based compensation expense	332	202
Changes in assets and liabilities:
Accrued interest receivable and other assets	203	390
Amounts due to Master Trust	-	(3,609)
Payment of creditor notes payable accrued interest	-	(137)
Other payables and accrued expenses	(320)	(1,915)
Net cash provided by (used in) operating activities	5,309	(470)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal collections and recoveries on securitized finance receivables	-	17,477
Purchase of finance receivables	(29,531)	(31,862)
Collections on finance receivables	24,147	25,961
Principal collections and recoveries on receivables held for investment	8,818	654
Collections on beneficial interest in Master Trust	-	16,481
Change in restricted cash	-	6,881
Proceeds from sale of equipment	-	14
Capital expenditures	(52)	(151)
Net cash provided by investing activities	3,382	35,455

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on collateralized financings	-	(19,825)
Principal payments on secured note payable	-	(1,875)
Principal payments on creditor notes payable	(822)	(1,661)
Net repayment on line of credit	(8,500)	(5,000)
Principal payments of subordinated debentures	-	(7,700)
Net cash used in financing activities	(9,322)	(36,061)

DECREASE IN CASH AND CASH EQUIVALENTS	(631)	(1,076)
CASH AND CASH EQUIVALENTS—Beginning of year	3,785	6,958
CASH AND CASH EQUIVALENTS—End of period	$3,154	$5,882

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax refunds	$-	$1
Interest paid	$1,741	$3,705
Non cash items:
Initial fair value adjustment for creditor notes payable	$-	$994

See notes to condensed consolidated financial statements.

Part I                      Financial Information

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

NET INCOME	$1,493	$1,660	$5,219	$8,671

OTHER COMPREHENSIVE INCOME:
Net unrealized change on recombined assets and Beneficial Interest in Master Trust, net of tax	(1,117)	(61)	(3,371)	(4,879)

COMPREHENSIVE INCOME	$376	$1,599	$1,848	$3,792

See notes to condensed consolidated financial statements.

Part I                      Financial Information

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) QUARTERS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements (“SFAS No. 157”), which provides guidance on how to measure assets and liabilities using fair value methods. SFAS No. 157 applies whenever another United States Generally Accepted Accounting Principle standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard requires additional disclosures in both annual and quarterly reports. SFAS No. 157 is effective for White River’s financial statements issued for fiscal years beginning after November 15, 2007. White River early adopted SFAS No.157 on January 1, 2007. There was no effect on the consolidated financial statements for the adoption of SFAS No. 157.

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

White River Capital, Inc. (“White River”) is a holding company for specialized indirect auto finance businesses, with two principal operating subsidiaries, Coastal Credit LLC (“Coastal Credit”) and Union Acceptance Company LLC (“UAC”). Coastal Credit, based in Virginia Beach, Virginia, is a specialized subprime auto finance company engaged in acquiring subprime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks. Coastal Credit then services the receivables it acquires. Coastal Credit operates in 20 states through 17 offices. UAC, based in Indianapolis, Indiana, holds and oversees its portfolio of approximately $4.2 million in non-prime auto receivables, as of June 30, 2008. On January 5, 2007, the U.S. Bankruptcy Court for the Southern District of Indiana issued a final decree and closed UAC’s Chapter 11 bankruptcy case. UAC remains contractually obligated to distribute its remaining assets in compliance with its Second Amended and Restated Plan of Reorganization (the “Plan” or the “Plan of Reorganization”) approved in connection with the bankruptcy case. Under the Plan, UAC must pay net proceeds from its residual interest in its receivables portfolios and other estate assets to creditors holding notes and claims under the Plan. White River owns all of UAC’s general unsecured claims, 89.1% of UAC’s restructured subordinated notes (“Subordinated Notes”) and 94.7% of UAC's accrual notes (“Accrual Notes”) issued under the Plan. Upon closing of the bankruptcy case, UAC was designated the Creditor Representative in connection with the distribution of its remaining assets as contractually required under the Plan.

During May 2008, $1.0 million in performance based awards were granted to three executives of White River.  Performance based awards totaling $250,000 were reported as salaries and benefits and non-employee performance based awards totaling $750,000 were reported as other operating expenses. The performance based awards were paid during June and July, 2008.

On June 27, 2008, White River and First Chicago Bancorp ("First Chicago”) signed a definitive agreement and plan of merger pursuant to which First Chicago will merge into White River.  Terms of the agreement call for shareholders of First Chicago to receive one share of White River common stock for each two shares of First Chicago common stock.  Subject to effective registration of the shares of common stock to be issued to First Chicago’s shareholders in the merger with the U.S. Securities and Exchange Commission (“SEC”), and approval for listing of such shares with the American Stock Exchange (“Amex”), the common stock issued to First Chicago shareholders will trade on the Amex.

3.	FINANCE RECEIVABLES – NET

Coastal Credit

Finance receivables – net are acquired by Coastal Credit and generally have original terms ranging from 32 to 48 months and are secured by the related vehicles.

Part I                      Financial Information

Coastal Credit finance receivables – net outstanding is as follows (in thousands):

	June 30,	December 31,
	2008	2007
Finance receivables, gross	$102,976	$101,948
Unearned interest	(4,124)	(5,164)
Finance receivables, net of unearned finance charge income	98,852	96,784

Accretable unearned acquisition discounts and fees	(10,762)	(10,740)
Finance receivables, net of unearned finance charge income and discounts and fees	88,090	86,044

Allowance for loan losses	(6,935)	(6,810)

Finance receivables, net	$81,155	$79,234

Activity in the Coastal Credit allowance for loan losses on finance receivables is as follows (dollars in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Balance at beginning of period	$6,810	$5,694	$6,810	$5,694
Charge-offs, net of recoveries	(1,729)	(1,605)	(3,338)	(3,045)
Provision for estimated credit losses	1,854	1,695	3,463	3,135

Balance at the end of the period	$6,935	$5,784	$6,935	$5,784

UAC

UAC finance receivables – net outstanding were as follows (in thousands):

	June 30,	December 31,
	2008	2007
Principal balance of finance receivables	$4,187	$12,572
Unearned discount	(229)	(955)
Accrued interest receivable	32	96
Allowance for credit losses	(10)	(222)

Finance receivables—net	$3,980	$11,491

Part I                      Financial Information

Activity in the UAC allowance for credit losses is as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Balance at the beginning of period	$13	$881	$222	$1,617
Charge-offs	(168)	(627)	(499)	(1,714)
Recoveries	399	900	933	2,054
Provision (recovery) for estimated credit losses	(234)	(832)	(646)	(1,635)

Balance at the end of the period	$10	$322	$10	$322

4.	OTHER ASSETS

Other assets are as follows (in thousands) at:

	June 30,	December 31,
	2008	2007
Receivable from servicer	$74	$203
Prepaid expenses	492	573
Property, equipment and leasehold improvements, net	558	622
Other	61	90
Total other assets	$1,185	$1,488

5.	GOODWILL

White River has adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) for the accounting of goodwill related to the acquisition of Coastal Credit during 2005. As a result, goodwill is not amortized; rather, White River annually tests the goodwill for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. The amount of goodwill impairment, if any, is measured as the excess of the carrying value over the fair value. Goodwill will be adjusted for adjustments related to excess tax deductibility of goodwill.

6.	CREDITOR NOTES PAYABLE

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

Part I                       Financial Information

 The following table presents the creditor notes payable (in thousands) on a recurring basis using significant unobservable inputs (Level 3) per SFAS No. 157 at:

	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Beginning balance	$784	$2,117	$1,324	$2,478
Total (income) losses included in earnings (recorded as "other revenues (expenses)")	2	(50)	47	188
Purchases, issuances and settlements	(336)	(1,014)	(921)	(1,613)
Transfers in and/or out of Level 3	-	-	-	-
Ending balance	$450	$1,053	$450	$1,053

Internal assumptions for the Level 3 inputs are from discounted cash flows of UAC’s receivable portfolio. The contractual interest related to the creditor notes payable will continue to be accrued as interest expense and the interest payable will be included in the fair value calculation along with the creditor notes payable on a quarterly basis.  The difference between the aggregate fair value and the unpaid principal balance of creditor notes payable was $1.9 million and $1.7 million as of June 30, 2008 and 2007, respectively.  The ultimate amount paid on creditor notes payable could differ dependent on the actual cash flows from UAC’s finance receivables.

7.	INCOME TAXES

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

8.	STOCK BASED COMPENSATION

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

Effective January 1, 2006, the restated employment agreement between Coastal Credit and William McKnight, President of Coastal Credit, includes a long-term incentive award. This award provides for the payment, in cash, of the value of 100,000 shares of White River stock, vesting in three annual increments of 33,333.33 shares on January 1, 2007, 2008 and 2009. In accordance with SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), this award is accounted for as a liability award. The value of payment is to be determined based on the mean of the trading value of White River shares for 20 trading days prior to the vesting date. Compensation expense related to this award approximated $106,000 and $198,000 for the quarters ended June 30, 2008 and 2007, respectively and $251,000 and $397,000 for the six months ended June 30, 2008 and 2007, respectively. The compensation expense related to this award is included in salaries and benefits expense in the accompanying condensed consolidated statements of operations. Additional compensation costs will be incurred based on the changes in White River’s stock price through 2008.

Part I                       Financial Information

On May 5, 2006, White River shareholders approved the White River Capital, Inc. 2005 Stock Incentive Plan. The purpose of this plan is to offer certain employees, non-employee directors, and consultants the opportunity to acquire a proprietary interest in White River. The plan provides for the grant of options, restricted stock awards and performance stock awards. The total number of options and stock awards that may be awarded under the plan may not exceed 250,000. As of June 30, 2008, White River awarded restricted stock awards totaling 98,100 shares and 29,800 of these shares have vested and have been issued and 14,000 shares have been forfeited.  Forfeited shares are available for the purposes of the plan. White River has not issued stock options as of June 30, 2008. The following is a summary of the status of White River’s non-vested restricted stock awards and changes during the six months ended June 30, 2008:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value

Nonvested awards at December 31, 2007	54,300	$14.91
Granted	-	-
Vested	(25,100)	14.25
Forfeited	-	-
Nonvested awards at June 30, 2008	29,200	$15.34

SFAS No. 123R is used for guidance in accounting for these awards. The value of restricted awards is determined based on the trading value of White River shares on the grant date. An estimated forfeiture rate of 3% was used during the year ended December 31, 2006. This forfeiture rate was increased to 7% during the year ended December 31, 2007. Compensation expense related to these awards approximated $94,000 and $89,000 for quarters ended June 30, 2008 and 2007, respectively and $191,000 and $133,000 for the six months ended June 30, 2008 and 2007, respectively. The compensation expense related to these awards are included in salaries and benefits expense in the accompanying consolidated statements of operations.

There was $0.5 million and $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted and long-term incentive awards as of June 30, 2008 and 2007, respectively. That cost is expected to be recognized over a weighted-average period of 0.7 years and 1.5 years as of June 30, 2008 and 2007, respectively.

9.	BUSINESS SEGMENT INFORMATION

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

Set forth in the table below is certain financial information with respect to White River’s segments.

Part I                       Financial Information

For The Quarter Ended June 30, 2008	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$2,167	$7,263	$2	$9,432

Interest expense	(56)	(587)	-	(643)

Net interest margin	2,111	6,676	2	8,789

Recovery (provision) for estimated credit losses	234	(1,853)	-	(1,619)

Net interest margin after recovery (provision) for estimated credit losses	2,345	4,823	2	7,170

Total other revenues (expenses)	(3,540)	(2,786)	1,529	(4,797)

Income (loss) before income taxes	$(1,195)	$2,037	$1,531	$2,373

For The Quarter Ended June 30, 2007	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$1,429	$7,654	$21	$9,104

Interest expense	(279)	(952)	(317)	(1,548)

Net interest margin (deficit)	1,150	6,702	(296)	7,556

Recovery (provision) for estimated credit losses	833	(1,695)	-	(862)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	1,983	5,007	(296)	6,694

Total other revenues (expenses)	(9,939)	(2,833)	8,663	(4,109)

Income (loss) before income taxes	$(7,956)	$2,174	$8,367	$2,585

For The Six Months Ended June 30, 2008	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$6,497	$14,564	$6	$21,067

Interest expense	(124)	(1,351)	-	(1,475)

Net interest margin	6,373	13,213	6	19,592

Recovery (provision) for estimated credit losses	645	(3,462)	-	(2,817)

Net interest margin after recovery (provision) for estimated credit losses	7,018	9,751	6	16,775

Total other revenues (expenses)	(9,270)	(5,696)	6,431	(8,535)

Income (loss) before income taxes	$(2,252)	$4,055	$6,437	$8,240

For The Six Months Ended June 30, 2007	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$12,479	$15,041	$49	$27,569

Interest expense	(726)	(2,153)	(660)	(3,539)

Net interest margin (deficit)	11,753	12,888	(611)	24,030

Recovery (provision) for estimated credit losses	1,635	(3,135)	-	(1,500)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	13,388	9,753	(611)	22,530

Total other revenues (expenses)	(17,419)	(5,630)	14,139	(8,910)

Income (loss) before income taxes	$(4,031)	$4,123	$13,528	$13,620

Part I                       Financial Information

The following table presents assets with respect to White River’s segments (in thousands) at:

	June 30,	December 31,
	2008	2007

Corporate and other	$36,243	$36,709
Coastal Credit	117,902	116,447
UAC	4,907	13,409

	$159,052	$166,565

10.	EARNINGS PER SHARE

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

	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income in thousands	$1,493	$1,660	$5,219	$8,671

Weighted average shares outstanding	3,872,133	3,842,287	3,867,820	3,839,080

Incremental shares from assumed conversions:
Warrants	48,043	87,018	58,898	85,096
Stock award plans	8,436	19,764	7,720	16,807

Weighted average shares and assumed incremental shares	3,928,612	3,949,069	3,934,438	3,940,983

Earnings per share:

Basic	$0.39	$0.43	$1.35	$2.26

Diluted	$0.38	$0.42	$1.33	$2.20

Part I                       Financial Information

11.	COMMITMENTS AND CONTINGENCIES

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

On June 27, 2008, White River and First Chicago Bancorp ("First Chicago”) signed a definitive agreement and plan of merger pursuant to which First Chicago will merge into White River.  Terms of the agreement call for shareholders of First Chicago to receive one share of White River common stock for each two shares of First Chicago common stock.  Subject to effective registration of the shares of common stock to be issued to First Chicago’s shareholders in the merger with the U.S. Securities and Exchange Commission (“SEC”), and approval for listing of such shares with the American Stock Exchange, (“Amex”), the common stock issued to First Chicago shareholders will trade on the Amex.

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

Part I                       Financial Information

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

Goodwill

White River has adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) for the accounting of goodwill related to the acquisition of Coastal Credit during 2005. As a result, goodwill is not amortized; rather, White River annually tests the goodwill for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. The amount of goodwill impairment, if any, is measured as the excess of the carrying value over the fair value. Goodwill will be adjusted for adjustments related to excess tax deductibility of goodwill.

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements (“SFAS No. 157”), which provides guidance on how to measure assets and liabilities using fair value methods. SFAS No. 157 applies whenever another United States Generally Accepted Accounting Principle standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard requires additional disclosures in both annual and quarterly reports. SFAS No. 157 is effective for White River’s financial statements issued for fiscal years beginning after November 15, 2007. White River early adopted SFAS No.157 on January 1, 2007. There was no effect on the consolidated financial statements for the adoption of SFAS No. 157.

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

Part I                       Financial Information

Results of Operations

The Quarter Ended June 30, 2008 Compared to the Quarter Ended June 30, 2007 – Overview

Net income was $1.5 million, or $0.38 per diluted share, for the quarter ended June 30, 2008, compared to $1.7 million, or $0.42 per diluted share, for the quarter ended June 30, 2007. The following items contributed to the decrease to net income:

▪	Interest on receivables was $7.7 million and $8.1 million for the quarters ended June 30, 2008 and 2007, respectively. This decline is the result of the continued liquidation of the UAC receivables.

▪	A provision for estimated credit losses of $1.6 million was recognized for the quarter ended June 30, 2008 compared to $0.9 million for the quarter ended June 30, 2007.

▪
Salaries and benefits increased $0.3 million to $2.3 million for the quarter ended June 30, 2008 as compared to $2.0 million for the same period during 2007 as a result of performance based awards paid during the quarter.

▪
Other operating expenses increased $0.8 million to $2.3 million for the quarter ended June 30, 2008 as compared to $1.5 million for the quarter ended June 30, 2007 primarily as a result of performance based awards paid during the quarter.

 The above decreases in net income were partially offset by the following increases to net income:

▪
Accretion and other income increased $0.8 million to $1.8 million for the quarter ended June 30, 2008 as compared to $1.0 million for the same period during 2007. This increase is the result of the increase of accretion income related to accumulated other comprehensive income.

▪	Interest expense for the quarter ended June 30, 2008 decreased $0.9 million as the result of the reductions of debt and interest rates as compared to the quarter ended June 30, 2007.

▪	Charge to master trust–net was $0.4 million for the quarter ended June 30, 2007. There is no such activity during 2008 with the termination of the Master Trust Agreement during December 2007.

The Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007 – Overview

Net income was $5.2 million, or $1.33 per diluted share, for the six months ended June 30, 2008, compared to $8.7 million, or $2.20 per diluted share, for the six months ended June 30, 2007. The following items contributed to the decrease to net income:

▪
Interest on receivables was $15.7 million and $16.3 million for the six months ended June 30, 2008 and 2007, respectively.  This decline is the result of the continued liquidation of the UAC receivable.

▪
Accretion and other income increased $6.0 million to $5.3 million for the six months ended June 30, 2008 as compared to $11.3 million for the same period during 2007. This decline is the result of the decline of accretion income related to accumulated other comprehensive income.

▪	A provision for estimated credit losses of $2.8 million was recognized for the six months ended June 30, 2008 compared to $1.5 million for the six months ended June 30, 2007.

Part I                       Financial Information

▪
Salaries and benefits increased $0.5 million to $4.7 million for the six months ended June 30, 2008 as compared to $4.2 million for the same period during 2007 as a result of performance based awards paid during the quarter.

▪
Other operating expenses increased $0.9 million to $3.7 million for the six months ended June 30, 2008 as compared to $1.5 million for the six months ended June 30, 20007 primarily as a result of performance based awards paid during the quarter.

 The above decreases in net income were partially offset by the following increases to net income:

▪	Interest expense for the six month ended June 30, 2008 decreased $2.0 million as the result of the reductions of debt and interest rates as compared to the six months ended June 30, 2007.

▪	Charge to master trust–net was $1.5 million for the six months ended June 30, 2007. There is no such activity during 2008 with the termination of the Master Trust Agreement during December 2007.

Part I                       Financial Information

Discussion of Results

The following table presents consolidated financial information for White River for the periods indicated (in thousands):

For The Quarter Ended June 30, 2008	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$404	$7,263	$-	$7,667
Accretion and other interest	1,763	-	2	1,765

Total interest income	2,167	7,263	2	9,432

Interest expense	(56)	(587)	-	(643)

Net interest margin	2,111	6,676	2	8,789

Recovery (provision) for estimated credit losses	234	(1,853)	-	(1,619)

Net interest margin after recovery (provision) for estimated credit losses	2,345	4,823	2	7,170

OTHER REVENUES (EXPENSES):
Salaries and benefits	(44)	(1,887)	(418)	(2,349)
Operating expenses	(95)	(796)	(1,388)	(2,279)
Third party servicing expense	(72)	-	-	(72)
Change in fair market valuation of creditor liabilities	(2)	-	-	(2)
Gain from extinguishment of debt	(3,335)	-	3,335	-
Gain from deficiency account sale	(1)	-	-	(1)
Other income (expense)	9	(103)	-	(94)

Total other revenues (expenses)	(3,540)	(2,786)	1,529	(4,797)

Income (loss) before income taxes	(1,195)	2,037	1,531	2,373

Income tax expense	-	-	(880)	(880)

Net income	$(1,195)	$2,037	$651	$1,493

For The Quarter Ended June 30, 2007	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$484	$7,654	$-	$8,138
Accretion and other interest	945	-	21	966

Total interest income	1,429	7,654	21	9,104

Interest expense	(279)	(952)	(317)	(1,548)

Net interest margin (deficit)	1,150	6,702	(296)	7,556

Recovery (provision) for estimated credit losses	833	(1,695)	-	(862)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	1,983	5,007	(296)	6,694

OTHER REVENUES (EXPENSES):
Salaries and benefits	(64)	(1,797)	(149)	(2,010)
Operating expenses	(113)	(951)	(435)	(1,499)
Third party servicing expense	(136)	-	-	(136)
(Charge) credit to master trust—net	(429)	-	-	(429)
Change in fair market valuation of creditor liabilities	50	-	-	50
Gain from extinguishment of debt	(9,247)	-	9,247	-
Gain from deficiency account sale	(19)	-	-	(19)
Other income (expense)	19	(85)	-	(66)

Total other revenues (expenses)	(9,939)	(2,833)	8,663	(4,109)

Income before income taxes	(7,956)	2,174	8,367	2,585

Income tax benefit	-	-	(925)	(925)

Net income	$(7,956)	$2,174	$7,442	$1,660

Part I                       Financial Information

The following table presents consolidated financial information for White River for the periods indicated (in thousands):

For The Six Months Ended June 30, 2008	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$1,173	$14,564	$-	$15,737
Accretion and other interest	5,324	-	6	5,330

Total interest income	6,497	14,564	6	21,067

Interest expense	(124)	(1,351)	-	(1,475)

Net interest margin	6,373	13,213	6	19,592

Recovery (provision) for estimated credit losses	645	(3,462)	-	(2,817)

Net interest margin after recovery (provision) for estimated credit losses	7,018	9,751	6	16,775

OTHER REVENUES (EXPENSES):
Salaries and benefits	(122)	(3,928)	(593)	(4,643)
Operating expenses	(238)	(1,598)	(1,853)	(3,689)
Third party servicing expense	(187)	-	-	(187)
Change in fair market valuation of creditor liabilities	(47)	-	-	(47)
Gain from extinguishment of debt	(8,877)	-	8,877	-
Gain from deficiency account sale	158	-	-	158
Other income (expense)	43	(170)	-	(127)

Total other revenues (expenses)	(9,270)	(5,696)	6,431	(8,535)

Income (loss) before income taxes	(2,252)	4,055	6,437	8,240

Income tax expense	-	-	(3,021)	(3,021)

Net income	$(2,252)	$4,055	$3,416	$5,219

For The Six Months Ended June 30, 2007	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$1,245	$15,041	$-	$16,286
Accretion and other interest	11,234	-	49	11,283

Total interest income	12,479	15,041	49	27,569

Interest expense	(726)	(2,153)	(660)	(3,539)

Net interest margin (deficit)	11,753	12,888	(611)	24,030

Recovery (provision) for estimated credit losses	1,635	(3,135)	-	(1,500)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	13,388	9,753	(611)	22,530

OTHER REVENUES (EXPENSES):
Salaries and benefits	(132)	(3,751)	(269)	(4,152)
Operating expenses	(252)	(1,712)	(854)	(2,818)
Third party servicing expense	(354)	-	-	(354)
Bankruptcy costs	(6)	-	-	(6)
(Charge) credit to master trust—net	(1,490)	-	-	(1,490)
Change in fair market valuation of creditor liabilities	(187)	-	-	(187)
Gain from extinguishment of debt	(15,262)	-	15,262	-
Gain from deficiency account sale	22	-	-	22
Other income (expense)	242	(167)	-	75

Total other revenues (expenses)	(17,419)	(5,630)	14,139	(8,910)

Income (loss) before income taxes	(4,031)	4,123	13,528	13,620

Income tax benefit	-	-	(4,949)	(4,949)

Net income	$(4,031)	$4,123	$8,579	$8,671

Part I                       Financial Information

The Quarter Ended June 30, 2008 Compared to the Quarter Ended June 30, 2007

Interest on receivables decreased to $7.7 million for the quarter ended June 30, 2008 as compared to $8.1 million for the same period during 2007 as a result of continued liquidation of the UAC finance receivable portfolio. Interest on receivables for Coastal Credit was relatively flat as the Coastal Credit average finance receivable balance of $87.0 million was the same for the quarters ended June 30, 2008 and 2007.

Accretion and other interest increased to $1.8 million compared to $1.0 million for the quarters ended June 30, 2008 and 2007, respectively. UAC contributed $0.8 million to this increase from an increase in accretion income of the accumulated other comprehensive income. The individual components of accretion and other interest income are shown in the following table (in thousands):

	Quarters Ended June 30,
	2008	2007

UAC discount accretion from accumulated other comprehensive income	$1,758	$834
Interest on cash balances	7	132

Accretion and other interest income	$1,765	$966

Interest expense decreased 58.5% to $0.6 million compared to $1.5 million for the quarters ended June 30, 2008 and 2007, respectively. As a result of the prepayment of collateralized financings during December 2007, UAC interest expense decreased by $0.2 million. Coastal Credit interest expense decreased by $0.4 million to $0.6 million from $1.0 million for the quarters ended June 30, 2008 and 2007, respectively, as a result of the decrease in average debt of $42.5 million compared to $46.4 million, and a reduction in interest rates, for the quarters ended June 30, 2008 and 2007, respectively. Interest expense of Corporate and Other was $0.3 million for the quarter ended June 30, 2007. Corporate and Other is no longer incurring interest expense since the prepayment of the secured note payable during 2007.

Provision for estimated credit losses was $1.6 million compared to $0.9 million for the quarters ended June 30, 2008 and 2007, respectively. Coastal Credit contributed a provision of $1.9 million and $1.7 million for the quarters ended June 30, 2008 and 2007, respectively. Provision for estimated credit losses is charged to income to bring Coastal Credit’s allowance for estimated credit losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. This provision was partially offset by a recovery of $0.2 million and $0.8 million to the provision for estimated credit losses at UAC for the quarters ended June 30, 2008 and 2007, respectively. This change in recovery for estimated credit losses is a result of declining defaulted receivables between the periods.

Salaries and benefits increased to $2.3 million for the quarter ended June 30, 2008 compared to $2.0 million for the quarter ended June 30, 2007. This was a result of performance based awards paid during the quarter.

Operating expenses were $2.3 million for the quarter ended June 30, 2008 compared to $1.5 million for the quarter ended June 30, 2007. This increase was primarily a result of non-employee performance based awards paid during the quarter in addition to transaction related expense resulting from the pending merger agreement with First Chicago.

Part I                       Financial Information

Third party servicing expenses decreased to $72,000 for the quarter ended June 30, 2008 compared to $136,000 for the quarter ended June 30, 2007. UAC is the only segment that incurs this expense. This decrease is the result of the decline in the number of accounts serviced by the third party servicer during the quarter ended June 30, 2008 as compared to June 30, 2007. UAC pays a monthly servicing fee per active receivable. As the number of receivable accounts decreases, the third party servicing expense decreases.

The charge to Master Trust, net was $0.4 million for the quarter ended June 30, 2007. Charge to Master Trust was an expense related to future transfers of funds to the Master Trust from securitized finance receivables. Future charges to Master Trust have been eliminated with the termination of the Master Trust Agreement during December 2007.

Income tax expense was $0.9 million for the quarters ended June 30, 2008 and 2007. The expense is based on the estimated effective tax rates for 2008 and 2007, respectively.

The availability of tax benefits currently available to White River would be jeopardized if an ownership change (as defined in IRS regulations governing Net Operating Loss (“NOL”) carryforward limitations) were to occur in the future with respect to White River. In general, an ownership change occurs when, as of any testing date, the aggregate of the increase in percentage points of the total amount of a corporation's stock owned by each 5-percent shareholder within the meaning of the NOL carryforward limitations whose percentage ownership of the stock has increased as of such date over the lowest percentage of the stock owned by each such 5-percent shareholder at any time during the three-year period preceding such date, is more than 50 percentage points. In general, persons who own 5% or more of a corporation's stock are 5-percent shareholders, and all other persons who own less than 5% of a corporation's stock are treated together, as a single, public group 5-percent shareholder, regardless of whether they own an aggregate of 5% of a corporation's stock. Calculating whether an ownership change has occurred is subject to inherent uncertainty. This uncertainty results from the complexity and ambiguity of the NOL carryforward limitations as well as the limitations on the knowledge of a publicly-traded corporation concerning the ownership of, and transactions in, its securities. White River is not aware of any facts indicating that an ownership change has occurred with respect to White River. A shift in ownership percentages will occur in connection with the proposed merger with First Chicago.  Management is in the process of analyzing the proposed transaction, but an ownership change is expected to occur resulting in a limitation of the historical NOL’s White River will be able to utilize after the completion of the proposed merger.

The Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Interest on receivables decreased to $15.7 million for the six months ended June 30, 2008 as compared to $16.3 million for the same period during 2007 as a result of the UAC finance receivable portfolio. Interest on receivables for Coastal Credit was relatively flat as Coastal Credit’s average finance receivable balance remained relatively unchanged at $86.5 million and $86.1 million for the six months ended June 30, 2008 and 2007, respectively.

Part I                       Financial Information

Accretion and other interest was $5.3 million compared to $11.3 million for the six months ended June 30, 2008 and 2007, respectively. UAC contributed $5.9 million to this decrease from a decrease in accretion income of the accumulated other comprehensive income. The individual components of accretion and other interest income are shown in the following table (in thousands):

	Six Months Ended June 30,
	2008	2007

UAC discount accretion from accumulated other comprehensive income	$5,308	$10,961
Interest on cash balances	22	322

Accretion and other interest income	$5,330	$11,283

Interest expense decreased 58.3% to $1.5 million compared to $3.5 million for the six months ended June 30, 2008 and 2007, respectively. As a result of the prepayment of collateralized financings during December 2007, UAC interest expense decreased by $0.6 million. Coastal Credit interest expense decreased by $0.8 million to $1.4 million from $2.2 million for the six months ended June 30, 2008 and 2007, respectively, as a result of the decrease in average debt of $44.9 million and $51.0 million, and a reduction in interest rates, for the six months ended June 30, 2008 and 2007, respectively. Interest expense of Corporate and Other was $0.6 million for the six months ended June 30, 2007. Corporate and Other no longer incurs interest expense since the prepayment of the secured note payable during 2007.

Provision for estimated credit losses was $2.8 million compared to $1.5 million for the six months ended June 30, 2008 and 2007, respectively. Coastal Credit contributed a provision of $3.5 million and $3.1 million for the six months ended June 30, 2008 and 2007, respectively. Provision for estimated credit losses is charged to income to bring Coastal Credit’s allowance for estimated credit losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. This provision was partially offset by a recovery of $0.6 million and $1.6 million to the provision for estimated credit losses at UAC for the six months ended June 30, 2008 and 2007, respectively. This change in recovery for estimated credit losses is a result of declining defaulted receivables between the periods.

Salaries and benefits increased to $4.6 million for the six months ended June 30, 2008 compared to $4.2 million for the period during 2007. This increase was primarily a result of performance based awards paid during the second quarter.

Operating expenses were $3.7 million for the six months ended June 30, 2008 compared to $2.8 million for the six months ended June 30, 2007. This increase was primarily a result of non-employee performance based awards paid during the quarter in addition to transaction related expense resulting from the pending merger agreement with First Chicago.

Third party servicing expenses decreased to $187,000 for the six months ended June 30, 2008 compared to $354,000 for the six months ended June 30, 2007. UAC is the only segment that incurs this expense. This decrease is the result of the decline in the number of accounts serviced by the third party servicer during the six months ended June 30, 2008 as compared to June 30, 2007. UAC pays a monthly servicing fee per active receivable. As the number of receivable accounts decreases, the third party servicing expense decreases.

Part I                       Financial Information

The charge to Master Trust, net was $1.5 million for the six months ended June 30, 2007. Charge to Master Trust was an expense related to future transfers of funds to the Master Trust from securitized finance receivables. Future charges to Master Trust have been eliminated with the termination of the Master Trust Agreement during December 2007.

Income tax expense was $3.0 million and $4.9 million for the six months ended June 30, 2008 and 2007, respectively. The expense is based on the estimated effective tax rates for 2008 and 2007, respectively.

Financial Condition as of June 30, 2008 and December 31, 2007

Finance Receivables, Net

Finance receivables, net decreased to $85.1 million at June 30, 2008 as compared to $90.7 million at December 31, 2007. UAC finance receivables, net decreased to $4.0 million at June 30, 2008 as compared to $11.5 million at December 31, 2007. Coastal Credit finance receivables, net increased to $81.2 million compared to $79.2 million for the periods ended June 30, 2008 and December 31, 2007, respectively.

As of June 30, 2008, 31.1% of the Coastal Credit Receivables were with borrowers who are in the United State military as compared to 31.2% as of December 31, 2007. Coastal Credit requests that all borrowers who are in the military use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower. As a result, the collection effort associated with the military contracts requires less time, allowing Coastal Credit’s collection staff to focus on an increasing number of non-military contracts. The percentage of contracts made with borrowers who are in the United States military has declined due to the deployment of troops abroad. Until these deployments are reduced, it is likely that Coastal Credit will continue to see a decline in contracts with military personnel.

As of June 30, 2008, Coastal Credit’s finance receivables consisted exclusively of contracts acquired by Coastal Credit without credit recourse to the dealer. Although all the contracts in Coastal Credit’s portfolio were acquired without credit recourse, each dealer remains liable to Coastal Credit for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

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

Accrued Interest Payable

Accrued interest payable was $0.2 million at June 30, 2008, compared to $0.4 million at December 31, 2007. The change in accrued interest payable is the result of the prepayment of the collateralized financing and a decline in the amount borrowed on the line of credit.

Part I                       Financial Information
Creditor Notes Payable

Creditor notes payable was $0.5 million at June 30, 2008, compared to $1.3 million at December 31, 2007. The decrease was the result of distributions to UAC’s third party creditor during the six months ended June 30, 2008 partially offset by recording the creditor notes payable at fair value (an increase in value) in accordance with SFAS No. 159 which was adopted on January 1, 2007.

Liquidity and Capital Resources for the Six Months Ended June 30, 2008 and 2007

Net cash provided by operating activities was $5.3 million for the six months ended June 30, 2008 compared to net cash used in operating activities of $(0.5) million for the six months ended June 30, 2007. The change in net cash flows is primarily from the reduction of interest on receivables from UAC related to the reduction in the average finance receivables between the periods.

Net cash provided by investing activities was $3.4 million for the six months ended June 30, 2008 compared to $35.5 million for the six months ended June 30, 2007. This change was primarily the result of a reduction in the principal collection and recoveries on the UAC finance receivable portfolio.

Net cash used in financing activities was $9.3 million for the six months ended June 30, 2008 compared to $36.1 million for the six months ended June 30, 2007. Net cash flows used in financing activities for the six months ended June 30, 2008 primarily resulted from the $8.5 million net repayment of the line of credit. Net cash used in financing activities for the six months ended June 30, 2007 primarily resulted from the $19.8 million principal payments of collateralized financing, the net repayment on the line of credit of $5.0 million and the principal payments of subordinated debentures of $7.7 million.

At June 30, 2008, White River and its subsidiaries had cash and cash equivalents of $3.2 million compared to $5.9 million at June 30, 2007.

Coastal Credit has a revolving credit facility from a lending institution with a maximum borrowing limit at June 30, 2008 of $100.0 million. The maturity date is December 31, 2011. As of June 30, 2008, Coastal Credit had $41.5 million of indebtedness outstanding under this facility. Total availability under the line of credit was $72.3 million based upon the level of eligible collateral with $30.8 million available in excess of the amount utilized at June 30, 2008. The credit facility is secured by substantially all of the assets of Coastal Credit. In addition, White River has provided an unconditional corporate guaranty. Coastal Credit must maintain specified financial ratios within guidelines established by the lender and is in compliance with these ratios. Interest is paid monthly at a variable rate, based on meeting certain financial criteria. During the month of June, 2008, the average rate was the London Interbank Offered Rate (“LIBOR”) plus 2.60% (5.06%). There is an annual commitment fee of 1/8 of 1% on the average daily unused commitment. In the event of a significant pay down or an earlier retirement of the revolver commitment, Coastal Credit would sustain certain prepayment penalties. This facility limits distributions Coastal Credit may make to White River to 50% of Coastal Credit’s net income in addition to permitted payments on subordinated debt.

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

Part I                       Financial Information

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

Finance Receivables – Coastal Credit

Delinquency experience of finance receivables at Coastal Credit, including unearned interest ($ in thousands):

	June 30, 2008		December 31, 2007
	$	%	$	%

Finance receivables - gross balance	$102,976		$101,948

Delinquencies:
30-59 days	$1,209	1.2%	$1,564	1.5%
60-89 days	1,008	1.0%	1,002	1.0%
90+ days	1,900	1.8%	1,626	1.6%
Total delinquencies	$4,117	4.0%	$4,192	4.1%

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

Part I                       Financial Information

Allowance for loan losses of finance receivables ($ in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Balance at beginning of period	$6,810	$5,694	$6,810	$5,694
Charge-offs, net of recoveries	(1,729)	(1,605)	(3,338)	(3,045)
Provision for estimated credit losses	1,854	1,695	3,463	3,135

Balance at the end of the period	$6,935	$5,784	$6,935	$5,784

Net charge-offs	$1,729	$1,605	$3,338	$3,045
Finance receivables, net of unearned finance charges	$98,852	$99,029	$98,852	$99,029

Allowance for loan losses as a percent of finance receivables, net of unearned finance charges	7.02%	5.84%	7.02%	5.84%

Annualized net charge-offs as a percent of finance receivables, net of unearned finance charges	7.00%	6.48%	6.75%	6.15%

Allowance for loan losses as a percent of annualized net charge-offs	100.29%	90.12%	104.00%	94.96%

Finance Receivables – UAC

Delinquency experience of finance receivables at UAC ($ in thousands):

	June 30, 2008		December 31, 2007
	$	%	$	%

Finance receivables principal balance	$4,187		$12,572

Delinquencies:
30-59 days	$506	12.1%	$1,179	9.4%
60-89 days	166	4.0%	467	3.7%
90+ days	51	1.2%	149	1.2%
Total delinquencies	$723	17.3%	$1,795	14.3%

Part I                       Financial Information

Allowance for loan losses of finance receivables ($ in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Balance at the beginning of period	$13	$881	$222	$1,617
Charge-offs	(168)	(627)	(499)	(1,714)
Recoveries	399	900	933	2,054
Recovery for estimated credit losses	(234)	(832)	(646)	(1,635)

Balance at the end of the period	$10	$322	$10	$322

Net charge-offs (recoveries)	$(231)	$(273)	$(434)	$(340)
Finance receivables	$4,187	$10,755	$4,187	$10,755

Allowance for loan losses as a percent of finance receivables	0.24%	2.99%	0.24%	2.99%

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
•
the risk that the proposed merger with First Chicago may not be consummated, or that challenges associated with the integration and operation of the combined company following the merger may increase costs or impair or delay the anticipated benefits of the merger, and

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

ITEM 4T. CONTROLS AND PROCEDURES

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

During White River’s fiscal quarter ended June 30, 2008, there were no changes in White River’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect White River’s internal control over financial reporting.

Part II                       Other Information

PART II

ITEM 4. SUBMISION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of White River Capital, Inc. was held on May 15, 2008. At the meeting the seven nominees for director were elected to serve one-year terms, ending in 2009, as follows:

Nominee	Votes For	Votes Withheld
John M. Eggemeyer	3,398,168	1,990
Thomas C. Heagy	3,338,877	61,281
William E. McKnight	3,398,178	1,980
Daniel W. Porter	3,338,878	61,280
John W. Rose	3,398,178	1,980
Mark R. Ruh	3,398,178	1,980
Richard D. Waterfield	3,398,177	1,981

ITEM 6. EXHIBITS.

No.	Description
2.1	Agreement and Plan of Merger between White River Capital, Inc., and First Chicago Bancorp dated as of June 27, 2008
10.1	Employment Agreement dated as of June 27, 2008, by and among Castle Creek Capital, L.L.C., First Chicago Bancorp, White River Capital, Inc., and Mark R. Ruh
10.2	Employment Agreement dated as of June 27, 2008, by and among Castle Creek Capital, L.L.C., First Chicago Bancorp, White River Capital, Inc., and Martin J. Szumski
10.3	Employment Agreement dated as of June 27, 2008, by and among Castle Creek Capital, L.L.C., First Chicago Bancorp, White River Capital, Inc., and William E. McKnight
31.1	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)
31.2	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

White River Capital, Inc. (Registrant)

August 8, 2008	By:	/s/ Martin J. Szumski
Martin J. Szumski Chief Financial Officer (Signing on behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX

No.	Description	Location
2.1	Agreement and Plan of Merger between White River Capital, Inc., and First Chicago Bancorp dated as of June 27, 2008	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on July 2, 2008.
10.1	Employment Agreement dated as of June 27, 2008, by and among Castle Creek Capital, L.L.C., First Chicago Bancorp, White River Capital, Inc., and Mark R. Ruh	Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on July 2, 2008.
10.2	Employment Agreement dated as of June 27, 2008, by and among Castle Creek Capital, L.L.C., First Chicago Bancorp, White River Capital, Inc., and Martin J. Szumski	Incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K filed on July 2, 2008.
10.3	Employment Agreement dated as of June 27, 2008, by and among Castle Creek Capital, L.L.C., First Chicago Bancorp, White River Capital, Inc., and William E. McKnight	Incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K filed on July 2, 2008.
31.1	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31.2	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached