Form 10-Q
period 2008-09-30
White River Capital Inc
filed 2008-11-13
CIK 1318545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 11, 2008, there were 3,872,853 shares outstanding of the issuer’s Common Stock, without par value.

White River Capital, Inc.
Form 10-Q for the Quarter Ended September 30, 2008

- INDEX -

		PAGE
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	1
	Unaudited Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2008 and 2007	2
	Unaudited Condensed Consolidated Statements of Cash Flows for the quarters and nine months ended September 30, 2008 and 2007	3
	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the quarters and nine months ended September 30, 2008 and 2007	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
		15
Item 4T.	Controls and Procedures	29

PART II. OTHER INFORMATION
Item 6.	Exhibits	30

SIGNATURE		31

EXHIBIT INDEX		32

ii

Part I   Financial Information

ITEM 1. FINANCIAL STATEMENTS.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

ASSETS	September 30, 2008	December 31, 2007

Cash and cash equivalents	$4,771	$3,785
Finance receivables—net	84,126	90,725
Goodwill	-	34,536
Deferred tax assets—net	47,197	36,031
Other assets	1,254	1,488

TOTAL	$137,348	$166,565

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Line of credit	41,000	50,000
Accrued interest	183	351
Creditor notes payable	252	1,324
Other payables and accrued expenses	1,917	2,093

Total liabilities	43,352	53,768

SHAREHOLDERS’ EQUITY:
Preferred Stock, without par value, authorized 3,000,000 shares; none issued and outstanding	-	-
Common Stock, without par value, authorized 20,000,000 shares; 3,872,853 and 3,843,087 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	180,384	179,976
Warrants, 150,000 outstanding at September 30, 2008 and December 31, 2007, respectively	534	534
Accumulated other comprehensive income, net of taxes	481	4,437
Accumulated deficit	(87,403)	(72,150)

Total shareholders’ equity	93,996	112,797

TOTAL	$137,348	$166,565

See notes to condensed consolidated financial statements.

Part I   Financial Information

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
INTEREST:
Interest on receivables	$7,584	$7,943	$23,321	$24,229
Accretion and other interest	931	1,400	6,261	12,683

Total interest income	8,515	9,343	29,582	36,912

Interest expense	(615)	(1,407)	(2,088)	(4,945)

Net interest margin	7,900	7,936	27,494	31,967

Provision for estimated credit losses	(2,089)	(1,480)	(4,907)	(2,979)

Net interest margin after provision for estimated credit losses	5,811	6,456	22,587	28,988

OTHER REVENUES (EXPENSES):
Salaries and benefits	(2,013)	(2,128)	(6,654)	(6,280)
Third party servicing expense	(50)	(99)	(237)	(453)
Other operating expenses	(1,264)	(1,214)	(4,955)	(4,032)
Bankruptcy costs	-	-	-	(6)
Charge to Master Trust—net	-	(540)	-	(2,031)
Change in fair market valuation of creditor notes payable	(4)	(206)	(51)	(393)
Gain (loss) from deficiency account sale	-	-	158	22
Other income (expense)	(87)	23	(214)	97

Total other revenues (expenses)	(3,418)	(4,164)	(11,953)	(13,076)

Goodwill Impairment	(34,536)	-	(34,536)	-

INCOME (LOSS) BEFORE INCOME TAXES	(32,143)	2,292	(23,902)	15,912

INCOME TAX BENEFIT (EXPENSE)	11,671	(801)	8,649	(5,750)

NET INCOME (LOSS)	$(20,472)	$1,491	$(15,253)	$10,162

NET INCOME (LOSS) PER COMMON SHARE (BASIC)	$(5.29)	$0.39	$(3.94)	$2.65

NET INCOME (LOSS) PER COMMON SHARE (DILUTED)	$(5.29)	$0.38	$(3.94)	$2.57

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,872,610	3,842,287	3,869,429	3,840,025

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,872,610	3,952,893	3,869,429	3,946,429

See notes to condensed consolidated financial statements.

Part I   Financial Information

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,253)	$10,162
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of other comprehensive income	(6,230)	(12,242)
Accretion of securitization discount	(852)	-
Provision for estimated credit losses	4,907	2,979
Goodwill impairment	34,536	-
Amortization and depreciation	315	320
Amortization of discount and interest accrued on creditor notes payable	(97)	260
Gain from disposition of equipment	-	(14)
Deferred income taxes	(8,891)	5,607
Change in fair value of creditor notes payable	52	394
Stock based compensation expense	408	291
Changes in assets and liabilities:
Accrued interest receivable and other assets	81	379
Amounts due to Master Trust	-	(3,567)
Payment of creditor notes payable accrued interest	-	(137)
Other payables and accrued expenses	(343)	(2,175)
Net cash provided by operating activities	8,633	2,257

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal collections and recoveries on securitized finance receivables	-	21,942
Purchase of finance receivables	(43,642)	(43,208)
Collections on finance receivables	35,142	35,872
Principal collections and recoveries on receivables held for investment	10,966	1,062
Collections on beneficial interest in Master Trust	-	17,122
Change in restricted cash	-	7,753
Proceeds from sale of equipment	-	14
Capital expenditures	(86)	(188)
Net cash provided by investing activities	2,380	40,369

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on collateralized financings	-	(24,883)
Principal payments on secured note payable	-	(2,812)
Principal payments on creditor notes payable	(1,027)	(1,661)
Net repayment on line of credit	(9,000)	(5,500)
Principal payments of subordinated debentures	-	(7,700)
Net cash used in financing activities	(10,027)	(42,556)

INCREASE IN CASH AND CASH EQUIVALENTS	986	70
CASH AND CASH EQUIVALENTS—Beginning of year	3,785	6,958
CASH AND CASH EQUIVALENTS—End of period	$4,771	$7,028

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax refunds	$-	$1
Interest paid	$2,351	$4,924
Non cash items:
Initial fair value adjustment for creditor notes payable	$-	$994

See notes to condensed consolidated financial statements.

Part I Financial Information WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

NET INCOME (LOSS)	$(20,472)	$1,491	$(15,253)	$10,162

OTHER COMPREHENSIVE INCOME:
Net unrealized change on recombined assets and Beneficial Interest in Master Trust, net of tax	(585)	(163)	(3,956)	(5,042)

COMPREHENSIVE INCOME (LOSS)	$(21,057)	$1,328	$(19,209)	$5,120

See notes to condensed consolidated financial statements.

Part I   Financial Information

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

White River Capital, Inc. (“White River”) is a holding company for specialized indirect auto finance businesses, with two principal operating subsidiaries, Coastal Credit LLC (“Coastal Credit”) and Union Acceptance Company LLC (“UAC”). Coastal Credit, based in Virginia Beach, Virginia, is a specialized subprime auto finance company engaged in acquiring subprime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks. Coastal Credit then services the receivables it acquires. Coastal Credit operates in 21 states through 18 offices. UAC, based in Indianapolis, Indiana, holds and oversees its portfolio of approximately $2.2 million in non-prime auto receivables, as of September 30, 2008. On January 5, 2007, the U.S. Bankruptcy Court for the Southern District of Indiana issued a final decree and closed UAC’s Chapter 11 bankruptcy case. UAC remains contractually obligated to distribute its remaining assets in compliance with its Second Amended and Restated Plan of Reorganization (the “Plan” or the “Plan of Reorganization”) approved in connection with the bankruptcy case. Under the Plan, UAC must pay net proceeds from its residual interest in its receivables portfolios and other estate assets to creditors holding notes and claims under the Plan. White River owns all of UAC’s general unsecured claims, 89.1% of UAC’s restructured subordinated notes (“Subordinated Notes”) and 94.7% of UAC's accrual notes (“Accrual Notes”) issued under the Plan. Upon closing of the bankruptcy case, UAC was designated the Creditor Representative in connection with the distribution of its remaining assets as contractually required under the Plan.

On June 27, 2008, White River and First Chicago Bancorp ("First Chicago”) signed a definitive agreement and plan of merger pursuant to which First Chicago will merge into White River. Terms of the agreement call for shareholders of First Chicago to receive one share of White River common stock for each two shares of First Chicago common stock. Subject to effective registration of the shares of common stock to be issued to First Chicago’s shareholders in the merger with the U.S. Securities and Exchange Commission (“SEC”), and approval for listing of such shares with the NYSE Alternext US (“NYSE Alternext”) the common stock issued to First Chicago shareholders will be listed on the NYSE Alternext.

On October 27, 2008, White River announced that its Board of Directors approved a program to repurchase, from time to time and subject to market conditions, up to 150,000 shares of White River’s outstanding common stock, without par value, on the open market or in privately negotiated transactions. Repurchases are authorized to begin on the third business day following the filing, with the Securities and Exchange Commission, of the Form S-4 registration statement relating to White River’s previously announced merger transaction with First Chicago Bancorp. The repurchase program will end on the day prior to the closing date of the merger transaction.

3.	FINANCE RECEIVABLES – NET

Coastal Credit

Finance receivables – net are acquired by Coastal Credit and generally have original terms ranging from 32 to 48 months and are secured by the related vehicles.

Part I   Financial Information

Coastal Credit finance receivables – net outstanding is as follows (in thousands):

	September 30,	December 31,
	2008	2007

Finance receivables, gross	$103,617	$101,948
Unearned interest	(3,576)	(5,164)
Finance receivables, net of unearned finance charge income	100,041	96,784

Accretable unearned acquisition discounts and fees	(10,822)	(10,740)
Finance receivables, net of unearned finance charge income and discounts and fees	89,219	86,044

Allowance for loan losses	(7,235)	(6,810)

Finance receivables, net	$81,984	$79,234

Activity in the Coastal Credit allowance for loan losses on finance receivables is as follows (dollars in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Balance at beginning of period	$6,935	$5,784	$6,810	$5,694
Charge-offs, net of recoveries	(1,987)	(1,588)	(5,325)	(4,632)
Provision for estimated credit losses	2,287	1,989	5,750	5,123

Balance at the end of the period	$7,235	$6,185	$7,235	$6,185

Union Acceptance Company LLC

UAC finance receivables – net outstanding were as follows (in thousands):

	September 30,	December 31,
	2008	2007

Principal balance of finance receivables	$2,235	$12,572
Unearned discount	(103)	(955)
Accrued interest receivable	18	96
Allowance for credit losses	(8)	(222)

Finance receivables—net	$2,142	$11,491

Part I   Financial Information

Activity in the UAC allowance for credit losses is as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Balance at the beginning of period	$10	$322	$222	$1,617
Charge-offs	(113)	(513)	(613)	(2,227)
Recoveries	309	744	1,242	2,798
Provision (recovery) for estimated credit losses	(198)	(509)	(843)	(2,144)

Balance at the end of the period	$8	$44	$8	$44

4.	OTHER ASSETS

Other assets are as follows (in thousands) at:

	September 30,	December 31,
	2008	2007

Receivable from servicer	$29	$203
Prepaid expenses	606	573
Property, equipment and leasehold improvements, net	532	622
Other	87	90
Total other assets	$1,254	$1,488

5.	GOODWILL

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

White River conducted its annual test for impairment of goodwill as of August 31, 2008. The annual impairment test of goodwill resulted in the full impairment of goodwill totaling $34.5 million. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, present values and other valuation techniques. The significant downturn in the equity markets during the third quarter 2008 exacerbated the decreased valuations calculated using these methodologies.

Part I   Financial Information

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

 The following table presents the creditor notes payable (in thousands) on a recurring basis using significant unobservable inputs (Level 3) per SFAS No. 157 at:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Beginning balance	$450	$1,053	$1,324	$2,478
Total (income) losses included in earnings (recorded as "other revenues (expenses)")	4	206	51	393
Purchases, issuances and settlements	(202)	75	(1,123)	(1,537)
Transfers in and/or out of Level 3	-	-	-	-
Ending balance	$252	$1,334	$252	$1,334

Internal assumptions for the Level 3 inputs are from discounted cash flows of UAC’s receivable portfolio. The contractual interest related to the creditor notes payable will continue to be accrued as interest expense and the interest payable will be included in the fair value calculation along with the creditor notes payable on a quarterly basis. The difference between the aggregate fair value and the unpaid principal balance of creditor notes payable was $1.9 million and $1.8 million as of September 30, 2008 and 2007, respectively. The ultimate amount paid on creditor notes payable could differ dependent on the actual cash flows from UAC’s finance receivables.

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

Part I   Financial Information

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

Effective January 1, 2006, the restated employment agreement between Coastal Credit and William McKnight, President of Coastal Credit, includes a long-term incentive award. This award provides for the payment, in cash, of the value of 100,000 shares of White River stock, vesting in three annual increments of 33,333.33 shares on January 1, 2007, 2008 and 2009. In accordance with SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), this award is accounted for as a liability award. The value of payment is to be determined based on the mean of the trading value of White River shares for 20 trading days prior to the vesting date. Compensation expense related to this award approximated $138,000 and $141,000 for the quarters ended September 30, 2008 and 2007, respectively and $389,000 and $538,000 for the nine months ended September 30, 2008 and 2007, respectively. The compensation expense related to this award is included in salaries and benefits expense in the accompanying condensed consolidated statements of operations. Additional compensation costs will be incurred based on the changes in White River’s stock price through 2008.

On May 5, 2006, White River shareholders approved the White River Capital, Inc. 2005 Stock Incentive Plan. The purpose of this plan is to offer certain employees, non-employee directors, and consultants the opportunity to acquire a proprietary interest in White River. The plan provides for the grant of options, restricted stock awards and performance stock awards. The total number of options and stock awards that may be awarded under the plan may not exceed 250,000. As of September 30, 2008, White River awarded restricted stock awards totaling 98,100 shares and 55,800 of these shares have vested and have been issued and 17,300 shares have been forfeited. Forfeited shares are available for the purposes of the plan. White River has not issued stock options as of September 30, 2008. The following is a summary of the status of White River’s non-vested restricted stock awards and changes during the nine months ended September 30, 2008:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value

Nonvested awards at December 31, 2007	54,300	$14.91
Granted	-	-
Vested	(26,000)	14.56
Forfeited	(3,300)	16.66
Nonvested awards at September 30, 2008	25,000	$14.89

SFAS No. 123R is used for guidance in accounting for these awards. The value of restricted awards is determined based on the trading value of White River shares on the grant date. An estimated forfeiture rate of 3% was used during the year ended December 31, 2006. This forfeiture rate was increased to 7% during the year ended December 31, 2007. Compensation expense related to these awards approximated $94,000 and $108,000 for quarters ended September 30, 2008 and 2007, respectively and $285,000 and $241,000 for the nine months ended September 30, 2008 and 2007, respectively. The compensation expense related to these awards is included in salaries and benefits expense in the accompanying consolidated statements of operations.

Part I   Financial Information

There was $0.3 million and $1.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted and long-term incentive awards as of September 30, 2008 and 2007, respectively. That cost is expected to be recognized over a weighted-average period of 0.5 years and 1.3 years as of September 30, 2008 and 2007, respectively.

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

Coastal Credit is a specialized subprime auto finance company engaged primarily in (1) acquiring retail installment sales contracts from both franchised and independent automobile dealers which have entered into contracts with purchasers of used and, to a much lesser extent, new cars and light trucks, and (2) servicing the contract portfolio. Coastal Credit commenced operations in Virginia in 1987 and conducts business in 21 states through its 18 branch locations. All goodwill relates to the Coastal Credit segment.

UAC is a specialized auto finance company. On January 5, 2007, the U.S. Bankruptcy Court for the Southern District of Indiana issued a final decree and closed UAC’s Chapter 11 bankruptcy case. UAC remains contractually obligated to distribute its remaining assets in compliance with its Plan approved in connection with the bankruptcy case. Under the Plan, UAC must pay net proceeds from its residual interest in its receivables portfolios and other estate assets to creditors holding notes and claims under the Plan. White River owns all of UAC’s general unsecured claims, 89.1% of the Subordinated Notes and 94.7% of the Accrual Notes issued under the Plan. Upon closing of the bankruptcy case, UAC was designated the Creditor Representative in connection with the distribution of its remaining assets as contractually required under the Plan.

Set forth in the table below is certain financial information with respect to White River’s segments.

Part I   Financial Information

For The Quarter Ended September 30, 2008	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$1,143	$7,367	$5	$8,515

Interest expense	(51)	(564)	-	(615)

Net interest margin	1,092	6,803	5	7,900

Recovery (provision) for estimated credit losses	198	(2,287)	-	(2,089)

Net interest margin after recovery (provision) for estimated credit losses	1,290	4,516	5	5,811

Total other revenues (expenses)	(2,312)	(2,749)	1,643	(3,418)

Goodwill impairment	-	-	(34,536)	(34,536)

Income (loss) before income taxes	$(1,022)	$1,767	$(32,888)	$(32,143)

For The Quarter Ended September 30, 2007	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$1,676	$7,649	$18	$9,343

Interest expense	(188)	(928)	(291)	(1,407)

Net interest margin	1,488	6,721	(273)	7,936

Recovery (provision) for estimated credit losses	509	(1,989)	-	(1,480)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	1,997	4,732	(273)	6,456

Total other revenues (expenses)	(923)	(2,773)	(468)	(4,164)

Goodwill impairment	-	-	-	-

Income before income taxes	$1,074	$1,959	$(741)	$2,292

For The Nine Months Ended September 30, 2008	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$7,639	$21,932	$11	$29,582

Interest expense	(174)	(1,914)	-	(2,088)

Net interest margin	7,465	20,018	11	27,494

Recovery (provision) for estimated credit losses	843	(5,750)	-	(4,907)

Net interest margin after recovery (provision) for estimated credit losses	8,308	14,268	11	22,587

Total other revenues (expenses)	(11,582)	(8,445)	8,074	(11,953)

Goodwill impairment	-	-	(34,536)	(34,536)

Income (loss) before income taxes	$(3,274)	$5,823	$(26,451)	$(23,902)

For The Nine Months Ended September 30, 2007	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$14,155	$22,690	$67	$36,912

Interest expense	(913)	(3,081)	(951)	(4,945)

Net interest margin	13,242	19,609	(884)	31,967

Recovery (provision) for estimated credit losses	2,145	(5,124)	-	(2,979)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	15,387	14,485	(884)	28,988

Total other revenues (expenses)	(18,344)	(8,403)	13,671	(13,076)

Goodwill impairment	-	-	-	-

Income (loss) before income taxes	$(2,957)	$6,082	$12,787	$15,912

Part I   Financial Information

The following table presents assets with respect to White River’s segments (in thousands) at:

	September 30,	December 31,
	2008	2007

Corporate and other	$49,841	$36,709
Coastal Credit	84,736	116,447
UAC	2,771	13,409

	$137,348	$166,565

10.	EARNINGS PER SHARE

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

	Quarters Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income (loss) in thousands	$(20,472)	$1,491	$(15,253)	$10,162

Weighted average shares outstanding	3,872,610	3,842,287	3,869,429	3,840,025

Incremental shares from assumed conversions:
Warrants	-	83,857	-	84,662
Stock award plans	-	26,749	-	21,742

Weighted average shares and assumed incremental shares	3,872,610	3,952,893	3,869,429	3,946,429

Earnings per share:

Basic	$(5.29)	$0.39	$(3.94)	$2.65

Diluted	$(5.29)	$0.38	$(3.94)	$2.57

As a result of the net loss for the quarter and nine months ended September 30, 2008, the diluted earnings per share would be anti-dilutive in nature. No potential common shares are to be included in the computation of any diluted per-share amount when a loss from continuing operations exists.

Part I   Financial Information

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

Coastal Credit LLC (“Coastal Credit”), based in Virginia Beach, Virginia, is a specialized subprime auto finance company engaged in acquiring subprime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks. Coastal Credit then services the receivables it acquires. Coastal Credit operates in 21 states through 18 offices.

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

On June 27, 2008, White River and First Chicago Bancorp ("First Chicago”) signed a definitive agreement and plan of merger pursuant to which First Chicago will merge into White River. Terms of the agreement call for shareholders of First Chicago to receive one share of White River common stock for each two shares of First Chicago common stock. Subject to effective registration of the shares of common stock to be issued to First Chicago’s shareholders in the merger with the U.S. Securities and Exchange Commission (“SEC”), and approval for listing of such shares with the NYSE Alternext US (“NYSE Alternext”) the common stock issued to First Chicago shareholders will be listed on the NYSE Alternext.

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

Results of Operations

The Quarter Ended September 30, 2008 Compared to the Quarter Ended September 30, 2007 – Overview

Net loss was $20.5 million, or $5.29 per diluted share, for the quarter ended September 30, 2008, compared to net income of $1.5 million, or $0.38 per diluted share, for the quarter ended September 30, 2007. The following items contributed to the decrease of net income to a net loss:

▪
Interest on receivables was $7.6 million and $7.9 million for the quarters ended September 30, 2008 and 2007, respectively. This decline is the result of the continued liquidation of the UAC receivables.

▪
Accretion and other income decreased $0.5 million to $0.9 million for the quarter ended September 30, 2008 as compared to $1.4 million for the same period during 2007. This decline is the result of the decline of accretion income related to accumulated other comprehensive income.

▪	A provision for estimated credit losses of $2.1 million was recognized for the quarter ended September 30, 2008 compared to $1.5 million for the quarter ended September 30, 2007.

▪	Impairment to goodwill of $34.5 million was recognized during the quarter ended September 30, 2008. No such impairment occurred during the quarter ended September 30, 2007.

The above decreases in net income were partially offset by the following increases to net income:

▪	Interest expense for the quarter ended September 30, 2008 decreased $0.8 million as the result of the reductions of debt and interest rates as compared to the quarter ended September 30, 2007.

▪	Charge to master trust–net was $0.5 million for the quarter ended September 30, 2007. There is no such activity during 2008 with the termination of the Master Trust Agreement during December 2007.

The Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007 – Overview

Net loss was $15.3 million, or $3.94 per diluted share, for the nine months ended September 30, 2008, compared to net income of $10.2 million, or $2.57 per diluted share, for the nine months ended September 30, 2007. The following items contributed to the decrease of net income to a net loss:

▪
Interest on receivables was $23.3 million and $24.2 million for the nine months ended September 30, 2008 and 2007, respectively. This decline is the result of the continued liquidation of the UAC receivable.

Part I  Financial Information

▪
Accretion and other income decreased $6.4 million to $6.3 million for the nine months ended September 30, 2008 as compared to $12.7 million for the same period during 2007. This decline is the result of the decline of accretion income related to accumulated other comprehensive income.

▪	Provision for estimated credit losses of $4.9 million was recognized for the nine months ended September 30, 2008 compared to $3.0 million for the nine months ended September 30, 2007.

▪
Salaries and benefits increased $0.4 million to $6.7 million for the nine months ended September 30, 2008 as compared to $6.3 million for the same period during 2007 as a result of performance based awards paid during the 2008.

▪
Other operating expenses increased $1.0 million to $5.0 million for the nine months ended September 30, 2008 as compared to $4.0 million for the nine months ended September 30, 2007 primarily as a result of performance based awards paid during 2008.

▪	Impairment to goodwill of $34.5 million was recognized during the nine months ended September 30, 2008. No such impairment occurred during 2007.

 The above decreases in net income were partially offset by the following increases to net income:

▪	Interest expense for the nine month ended September 30, 2008 decreased $2.8 million as the result of the reductions of debt and interest rates as compared to the nine months ended September 30, 2007.

▪	Charge to master trust–net was $2.0 million for the nine months ended September 30, 2007. There is no such activity during 2008 with the termination of the Master Trust Agreement during December 2007.

Part I   Financial Information

Discussion of Results

The following table presents consolidated financial information for White River for the periods indicated (in thousands):

For The Quarter Ended September 30, 2008	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$217	$7,367	$-	$7,584
Accretion and other interest	926	-	5	931

Total interest income	1,143	7,367	5	8,515

Interest expense	(51)	(564)	-	(615)

Net interest margin	1,092	6,803	5	7,900

Recovery (provision) for estimated credit losses	198	(2,287)	-	(2,089)

Net interest margin after recovery (provision) for estimated credit losses	1,290	4,516	5	5,811

OTHER REVENUES (EXPENSES):
Salaries and benefits	(44)	(1,812)	(157)	(2,013)
Operating expenses	(88)	(837)	(339)	(1,264)
Third party servicing expense	(50)	-	-	(50)
Change in fair market valuation of creditor liabilities	(4)	-	-	(4)
Gain from extinguishment of debt	(2,139)	-	2,139	-
Other income (expense)	13	(100)	-	(87)

Total other revenues (expenses)	(2,312)	(2,749)	1,643	(3,418)

Goodwill impairment	-	-	(34,536)	(34,536)

Income (loss) before income taxes	(1,022)	1,767	(32,888)	(32,143)

Income tax benefit	-	-	11,671	11,671

Net income (loss)	$(1,022)	$1,767	$(21,217)	$(20,472)

For The Quarter Ended September 30, 2007	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$294	$7,649	$-	$7,943
Accretion and other interest	1,382	-	18	1,400

Total interest income	1,676	7,649	18	9,343

Interest expense	(188)	(928)	(291)	(1,407)

Net interest margin	1,488	6,721	(273)	7,936

Recovery (provision) for estimated credit losses	509	(1,989)	-	(1,480)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	1,997	4,732	(273)	6,456

OTHER REVENUES (EXPENSES):
Salaries and benefits	(101)	(1,859)	(168)	(2,128)
Operating expenses	(110)	(804)	(300)	(1,214)
Third party servicing expense	(99)	-	-	(99)
(Charge) credit to master trust—net	(540)	-	-	(540)
Change in fair market valuation of creditor liabilities	(206)	-	-	(206)
Other income (expense)	133	(110)	-	23

Total other revenues (expenses)	(923)	(2,773)	(468)	(4,164)

Income before income taxes	1,074	1,959	(741)	2,292

Income tax expense	-	-	(801)	(801)

Net income (loss)	$1,074	$1,959	$(1,542)	$1,491

Part I  Financial Information

The following table presents consolidated financial information for White River for the periods indicated (in thousands):

For The Nine Months Ended September 30, 2008	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$1,389	$21,932	$-	$23,321
Accretion and other interest	6,250	-	11	6,261

Total interest income	7,639	21,932	11	29,582

Interest expense	(174)	(1,914)	-	(2,088)

Net interest margin	7,465	20,018	11	27,494

Recovery (provision) for estimated credit losses	843	(5,750)	-	(4,907)

Net interest margin after recovery (provision) for estimated credit losses	8,308	14,268	11	22,587

OTHER REVENUES (EXPENSES):
Salaries and benefits	(166)	(5,738)	(750)	(6,654)
Operating expenses	(327)	(2,437)	(2,191)	(4,955)
Third party servicing expense	(237)	-	-	(237)
Change in fair market valuation of creditor liabilities	(51)	-	-	(51)
Gain from extinguishment of debt	(11,015)	-	11,015	-
Gain from deficiency account sale	158	-	-	158
Other income (expense)	56	(270)	-	(214)

Total other revenues (expenses)	(11,582)	(8,445)	8,074	(11,953)

Goodwill impairment	-	-	(34,536)	(34,536)

Income (loss) before income taxes	(3,274)	5,823	(26,451)	(23,902)

Income tax benefit	-	-	8,649	8,649

Net income (loss)	$(3,274)	$5,823	$(17,802)	$(15,253)

For The Nine Months Ended September 30, 2007	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$1,539	$22,690	$-	$24,229
Accretion and other interest	12,616	-	67	12,683

Total interest income	14,155	22,690	67	36,912

Interest expense	(913)	(3,081)	(951)	(4,945)

Net interest margin	13,242	19,609	(884)	31,967

Recovery (provision) for estimated credit losses	2,145	(5,124)	-	(2,979)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	15,387	14,485	(884)	28,988

OTHER REVENUES (EXPENSES):
Salaries and benefits	(233)	(5,610)	(437)	(6,280)
Operating expenses	(362)	(2,516)	(1,154)	(4,032)
Third party servicing expense	(453)	-	-	(453)
Bankruptcy costs	(6)	-	-	(6)
(Charge) credit to master trust—net	(2,031)	-	-	(2,031)
Change in fair market valuation of creditor liabilities	(393)	-	-	(393)
Gain from extinguishment of debt	(15,262)	-	15,262	-
Gain from deficiency account sale	22	-	-	22
Other income (expense)	374	(277)	-	97

Total other revenues (expenses)	(18,344)	(8,403)	13,671	(13,076)

Income (loss) before income taxes	(2,957)	6,082	12,787	15,912

Income tax expense	-	-	(5,750)	(5,750)

Net income (loss)	$(2,957)	$6,082	$7,037	$10,162

Part I   Financial Information

The Quarter Ended September 30, 2008 Compared to the Quarter Ended September 30, 2007

Interest on receivables decreased to $7.6 million for the quarter ended September 30, 2008 as compared to $7.9 million for the same period during 2007 as a result of continued liquidation of the UAC finance receivable portfolio. Interest on receivables for Coastal Credit declined by $0.3 million. While the Coastal Credit average finance receivable balance increased to $88.8 million for the quarter ended September 30, 2008 compared to $87.1 million for the quarter ended September 30, 2007, finance receivables had been declining from May 2007 to January 2008. This receivable balance decline has resulted in the decline of interest on receivables. Since February 2008, finance receivables have steadily increased. This increase will ultimately result in an increase in interest on receivables in future periods.

Accretion and other interest decreased to $0.9 million compared to $1.4 million for the quarters ended September 30, 2008 and 2007, respectively. UAC contributed $0.5 million to this decrease from a decrease in accretion income of the accumulated other comprehensive income. The individual components of accretion and other interest income are shown in the following table (in thousands):

	Quarters Ended September 30,
	2008	2007

UAC discount accretion from accumulated other comprehensive income	$923	$1,282
Interest on cash balances	8	118

Accretion and other interest income	$931	$1,400

Interest expense decreased 56.3% to $0.6 million compared to $1.4 million for the quarters ended September 30, 2008 and 2007, respectively. As a result of the prepayment of collateralized financings during December 2007, UAC interest expense decreased by $0.2 million. Coastal Credit interest expense decreased by $0.3 million to $0.6 million from $0.9 million for the quarters ended September 30, 2008 and 2007, respectively, as a result of the decrease in average debt to $41.4 million compared to $44.1 million, and a reduction in interest rates, for the quarters ended September 30, 2008 and 2007, respectively. Interest expense of Corporate and Other was $0.3 million for the quarter ended September 30, 2007. Corporate and Other is no longer incurring interest expense since the prepayment of the secured note payable during 2007.

Provision for estimated credit losses was $2.1 million compared to $1.5 million for the quarters ended September 30, 2008 and 2007, respectively. Coastal Credit contributed a provision of $2.3 million and $2.0 million for the quarters ended September 30, 2008 and 2007, respectively. Provision for estimated credit losses is charged to income to bring Coastal Credit’s allowance for estimated credit losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. This provision was partially offset by a recovery of $0.2 million and $0.5 million to the provision for estimated credit losses at UAC for the quarters ended September 30, 2008 and 2007, respectively. This change in recovery for estimated credit losses is a result of declining defaulted receivables between the periods.

Salaries and benefits were relatively unchanged at $2.0 million and $2.1 million for the quarters ended September 30, 2008 and 2007, respectively.

Operating expenses were relatively unchanged at $1.3 million for the quarter ended September 30, 2008 compared to $1.2 million for the quarter ended September 30, 2007.

Part I   Financial Information

Third party servicing expenses decreased to $50,000 for the quarter ended September 30, 2008 compared to $99,000 for the quarter ended September 30, 2007. UAC is the only segment that incurs this expense. This decrease is the result of the decline in the number of accounts serviced by the third party servicer during the quarter ended September 30, 2008 as compared to September 30, 2007. UAC pays a monthly servicing fee per active receivable. As the number of receivable accounts decreases, the third party servicing expense decreases.

The charge to Master Trust, net was $0.5 million for the quarter ended September 30, 2007. Charge to Master Trust was an expense related to future transfers of funds to the Master Trust from securitized finance receivables. Future charges to Master Trust have been eliminated with the termination of the Master Trust Agreement during December 2007.

Income tax benefit was $11.7 million for the quarter ended September 30, 2008 compared to an income tax expense of $0.8 million for the quarter ended September 30, 2007. The benefit / expense is based on the estimated effective tax rates for 2008 and 2007, respectively. The benefit for the quarter ended September 30, 2008 was primarily a result of the $12.6 million tax effect from the impairment of goodwill.

The availability of tax benefits currently available to White River would be jeopardized if an ownership change (as defined in IRS regulations governing Net Operating Loss (“NOL”) carryforward limitations) were to occur in the future with respect to White River. In general, an ownership change occurs when, as of any testing date, the aggregate of the increase in percentage points of the total amount of a corporation's stock owned by each 5-percent shareholder within the meaning of the NOL carryforward limitations whose percentage ownership of the stock has increased as of such date over the lowest percentage of the stock owned by each such 5-percent shareholder at any time during the three-year period preceding such date, is more than 50 percentage points. In general, persons who own 5% or more of a corporation's stock are 5-percent shareholders, and all other persons who own less than 5% of a corporation's stock are treated together, as a single, public group 5-percent shareholder, regardless of whether they own an aggregate of 5% of a corporation's stock. Calculating whether an ownership change has occurred is subject to inherent uncertainty. This uncertainty results from the complexity and ambiguity of the NOL carryforward limitations as well as the limitations on the knowledge of a publicly-traded corporation concerning the ownership of, and transactions in, its securities. White River is not aware of any facts indicating that an ownership change has occurred with respect to White River. Management currently believes that a shift in ownership percentages will occur in connection with the proposed merger with First Chicago resulting in a limitation of the historical NOL’s White River will be able to utilize after the completion of the proposed merger.

The Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Interest on receivables decreased to $23.3 million for the nine months ended September 30, 2008 as compared to $24.2 million for the same period during 2007 as a result of the UAC finance receivable portfolio. Interest on receivables for Coastal Credit declined by $0.8 million. While the Coastal Credit average finance receivable balance increased to $87.3 million for the nine months ended September 30, 2008 compared to $86.4 million for the nine months ended September 30, 2007, finance receivables had been declining from May 2007 to January 2008. This receivable balance decline has resulted in the decline interest on receivables. Since February 2008, finance receivables have steadily increased. This increase will ultimately result in an increase in interest on receivables in future periods..

Part I   Financial Information

Accretion and other interest was $6.3 million compared to $12.7 million for the nine months ended September 30, 2008 and 2007, respectively. UAC contributed $6.3 million to this decrease from a decrease in accretion income of the accumulated other comprehensive income. The individual components of accretion and other interest income are shown in the following table (in thousands):

	Nine Months Ended September 30,
	2008	2007

UAC discount accretion from accumulated other comprehensive income	$6,231	$12,243
Interest on cash balances	30	440

Accretion and other interest income	$6,261	$12,683

Interest expense decreased 57.8% to $2.1 million compared to $4.9 million for the nine months ended September 30, 2008 and 2007, respectively. As a result of the prepayment of collateralized financings during December 2007, UAC interest expense decreased by $0.7 million. Coastal Credit interest expense decreased by $1.2 million to $1.9 million from $3.1 million for the nine months ended September 30, 2008 and 2007, respectively, as a result of the decrease in average debt of $43.8 million and $48.9 million, and a reduction in interest rates, for the nine months ended September 30, 2008 and 2007, respectively. Interest expense of Corporate and Other was $0.9 million for the nine months ended September 30, 2007. Corporate and Other no longer incurs interest expense since the prepayment of the secured note payable during 2007.

Provision for estimated credit losses was $4.9 million compared to $3.0 million for the nine months ended September 30, 2008 and 2007, respectively. Coastal Credit contributed a provision of $5.8 million and $5.1 million for the nine months ended September 30, 2008 and 2007, respectively. Provision for estimated credit losses is charged to income to bring Coastal Credit’s allowance for estimated credit losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. This provision was partially offset by a recovery of $0.8 million and $2.1 million to the provision for estimated credit losses at UAC for the nine months ended September 30, 2008 and 2007, respectively. This change in recovery for estimated credit losses is a result of declining defaulted receivables between the periods.

Salaries and benefits increased to $6.7 million for the nine months ended September 30, 2008 compared to $6.3 million for the same period during 2007. This increase was primarily a result of performance based awards paid during the second quarter.

Operating expenses were $5.0 million for the nine months ended September 30, 2008 compared to $4.0 million for the nine months ended September 30, 2007. This increase was primarily a result of non-employee performance based awards paid during the second quarter in addition to transaction related expense resulting from the pending merger with First Chicago.

Third party servicing expenses decreased to $237,000 for the nine months ended September 30, 2008 compared to $453,000 for the nine months ended September 30, 2007. UAC is the only segment that incurs this expense. This decrease is the result of the decline in the number of accounts serviced by the third party servicer during the nine months ended September 30, 2008 as compared to September 30, 2007. UAC pays a monthly servicing fee per active receivable. As the number of receivable accounts decreases, the third party servicing expense decreases.

Part I   Financial Information

The charge to Master Trust, net was $2.0 million for the nine months ended September 30, 2007. Charge to Master Trust was an expense related to future transfers of funds to the Master Trust from securitized finance receivables. Future charges to Master Trust have been eliminated with the termination of the Master Trust Agreement during December 2007.

Income tax benefit was $8.6 million and income tax expense was $5.8 million for the nine months ended September 30, 2008 and 2007, respectively. The expense is based on the estimated effective tax rates for 2008 and 2007, respectively. The benefit for the nine months ended September 30, 2008 was primarily a result of the $12.6 million tax effect from the impairment of goodwill.

Financial Condition as of September 30, 2008 and December 31, 2007

Finance Receivables, Net

Finance receivables, net decreased to $84.1 million at September 30, 2008 as compared to $90.7 million at December 31, 2007. UAC finance receivables, net decreased to $2.1 million at September 30, 2008 as compared to $11.5 million at December 31, 2007. Coastal Credit finance receivables, net increased to $82.0 million compared to $79.2 million for the periods ended September 30, 2008 and December 31, 2007, respectively.

As of September 30, 2008, 31.7% of the Coastal Credit receivables were with borrowers who are in the United States military as compared to 31.2% as of December 31, 2007. Coastal Credit requests that all borrowers who are in the military use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower. As a result, the collection effort associated with the military contracts requires less time, allowing Coastal Credit’s collection staff to focus on an increasing number of non-military contracts.

As of September 30, 2008, Coastal Credit’s finance receivables consisted exclusively of contracts acquired by Coastal Credit without credit recourse to the dealer. Although all the contracts in Coastal Credit’s portfolio were acquired without credit recourse, each dealer remains liable to Coastal Credit for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

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

Accrued Interest Payable

Accrued interest payable was $0.2 million at September 30, 2008, compared to $0.4 million at December 31, 2007. The change in accrued interest payable is the result of the prepayment of the collateralized financing and a decline in the amount borrowed on the line of credit.

Part I   Financial Information

Creditor Notes Payable

Creditor notes payable was $0.3 million at September 30, 2008, compared to $1.3 million at December 31, 2007. The decrease was the result of distributions to UAC’s third party creditor during the nine months ended September 30, 2008 partially offset by recording the creditor notes payable at fair value (an increase in value) in accordance with SFAS No. 159 which was adopted on January 1, 2007.

Liquidity and Capital Resources for the Nine Months Ended September 30, 2008 and 2007

Net cash provided by operating activities was $8.6 million for the nine months ended September 30, 2008 compared to $2.3 million for the nine months ended September 30, 2007. The change in net cash flows is primarily from the reduction of interest on expense from Coastal Credit related to the reduction in the average line of credit between the periods and the elimination of the charge to Master Trust.

Net cash provided by investing activities was $2.4 million for the nine months ended September 30, 2008 compared to $40.4 million for the nine months ended September 30, 2007. This change was primarily the result of a reduction in the principal collection and recoveries on the UAC finance receivable portfolio.

Net cash used in financing activities was $10.0 million for the nine months ended September 30, 2008 compared to $42.6 million for the nine months ended September 30, 2007. Net cash flows used in financing activities for the nine months ended September 30, 2008 primarily resulted from the $9.0 million net repayment of the line of credit. Net cash used in financing activities for the nine months ended September 30, 2007 primarily resulted from the $24.9 million principal payments of collateralized financing, the net repayment on the line of credit of $5.5 million and the principal payments of subordinated debentures of $7.7 million.

At September 30, 2008, White River and its subsidiaries had cash and cash equivalents of $4.8 million compared to $7.0 million at September 30, 2007.

Coastal Credit has a revolving credit facility from a lending institution with a maximum borrowing limit at September 30, 2008 of $100.0 million. The maturity date is December 31, 2011. As of September 30, 2008, Coastal Credit had $41.0 million of indebtedness outstanding under this facility. Total availability under the line of credit was $73.1 million based upon the level of eligible collateral with $32.1 million available in excess of the amount utilized at September 30, 2008. The credit facility is secured by substantially all of the assets of Coastal Credit. In addition, White River has provided an unconditional corporate guaranty. Coastal Credit must maintain specified financial ratios within guidelines established by the lender and is in compliance with these ratios. Interest is paid monthly at a variable rate, based on meeting certain financial criteria. At September 30, 2008, the rate was the London Interbank Offered Rate (“LIBOR”) plus 2.60% (5.09%). There is an annual commitment fee of 1/8 of 1% on the average daily unused commitment. In the event of a significant pay down or an earlier retirement of the revolver commitment, Coastal Credit would sustain certain prepayment penalties. This facility limits distributions Coastal Credit may make to White River to 50% of Coastal Credit’s net income in addition to permitted payments on subordinated debt.

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

On October 27, 2008, White River announced that the board of directors of White River has authorized a stock repurchase program for up to approximately 3.9% of White River’s issued an outstanding share of common stock, without par value. White River has no present intention of paying cash dividends in the foreseeable future.

Asset Quality

Set forth below is certain information concerning the credit loss experiences on the fixed rate retail automobile receivables of White River. There can be no assurance that future net credit loss experience on the receivables will be comparable to that set forth below. See “Discussion of Forward-Looking Statements.”

Finance Receivables – Coastal Credit

Delinquency experience of finance receivables at Coastal Credit, including unearned interest ($ in thousands):

	September 30, 2008		December 31, 2007
	$	%	$	%

Finance receivables - gross balance	$103,617		$101,948

Delinquencies:
30-59 days	$1,444	1.4%	$1,564	1.5%
60-89 days	1,212	1.2%	1,002	1.0%
90+ days	1,896	1.8%	1,626	1.6%
Total delinquencies	$4,552	4.4%	$4,192	4.1%

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

Part I   Financial Information

Allowance for loan losses of finance receivables ($ in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Balance at beginning of period	$6,935	$5,784	$6,810	$5,694
Charge-offs, net of recoveries	(1,987)	(1,588)	(5,325)	(4,632)
Provision for estimated credit losses	2,287	1,989	5,750	5,123

Balance at the end of the period	$7,235	$6,185	$7,235	$6,185

Net charge-offs	$1,987	$1,588	$5,325	$4,632
Finance receivables, net of unearned finance charges	$100,041	$98,503	$100,041	$98,503

Allowance for loan losses as a percent of finance receivables, net of unearned finance charges	7.23%	6.28%	7.23%	6.28%

Annualized net charge-offs as a percent of finance receivables, net of unearned finance charges	7.94%	6.45%	7.10%	6.27%

Allowance for loan losses as a percent of annualized net charge-offs	91.06%	97.36%	101.83%	100.16%

Finance Receivables – UAC

Delinquency experience of finance receivables at UAC ($ in thousands):

	September 30, 2008		December 31, 2007
	$	%	$	%

Finance receivables principal balance	$2,235		$12,572

Delinquencies:
30-59 days	$351	15.7%	$1,179	9.4%
60-89 days	98	4.4%	467	3.7%
90+ days	40	1.8%	149	1.2%
Total delinquencies	$489	21.9%	$1,795	14.3%

Part I   Financial Information

Allowance for loan losses of finance receivables ($ in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Balance at the beginning of period	$10	$322	$222	$1,617
Charge-offs	(113)	(513)	(613)	(2,227)
Recoveries	309	744	1,242	2,798
Recovery for estimated credit losses	(198)	(509)	(843)	(2,144)

Balance at the end of the period	$8	$44	$8	$44

Net charge-offs (recoveries)	$(196)	$(231)	$(629)	$(571)
Finance receivables	$2,235	$6,401	$2,235	$6,401

Allowance for loan losses as a percent of finance receivables	0.36%	0.69%	0.36%	0.69%

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

White River's chief executive officer and chief financial officer, after evaluating the effectiveness of the White River's disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the most recent fiscal quarter covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, White River's disclosure controls and procedures are effective in ensuring that information required to be disclosed by White River in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

During White River’s fiscal quarter ended September 30, 2008, there were no changes in White River’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect White River’s internal control over financial reporting.

Part II   Other Information

PART II

ITEM 6. EXHIBITS.

No.	Description
31.1	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)
31.2	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

White River Capital, Inc.
(Registrant)

November 13, 2008	By:	/s/ Martin J. Szumski
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