Form 10-K
period 2008-12-31
White River Capital Inc
filed 2009-03-13
CIK 1318545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 001-33257

White River Capital, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-1908796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1445 Brookville Way, Suite I
Indianapolis, Indiana 46239
 (Address of principal executive offices/zip code)

Registrant’s telephone number, including area code:  (317) 806-2166

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, without par value	NYSE Alternext US

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes     ☒ No

The aggregate market value of the registrant’s voting common stock held by non-affiliates, computed by reference to the price at which the common stock was last sold as of June 30, 2008 was $38.6 million.  The registrant does not have any non-voting common equity securities.

As of March 6, 2009, there were 4,060,586 shares outstanding of the issuer’s Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s definitive proxy statement for its 2009 Annual Meeting of Shareholders, which the registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Form 10-K.

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

White River’s net interest income after provision for estimated losses was $27.2 million for the year ended December 31, 2008.  Net loss for this same period was $14.4 million.  At December 31, 2008, total assets were $138.8 million.

On June 27, 2008, White River and First Chicago Bancorp (“First Chicago”) signed a definitive agreement and plan of merger pursuant to which First Chicago will merge into White River.  Terms of the agreement call for shareholders of First Chicago to receive one share of White River common stock for each two shares of First Chicago common stock.  Subject to consummation of the merger and effective registration of the shares of common stock to be issued to First Chicago’s shareholders in the merger with the U.S. Securities and Exchange Commission (“SEC”), and approval for listing of such shares with the NYSE Alternext US (“NYSE Alternext”) the common stock issued to First Chicago shareholders will be listed on the NYSE Alternext.  White River does not anticipate that the merger will be consummated on the terms reflected in the merger agreement as initially executed and is engaging in discussions with First Chicago regarding possible alternative transaction terms (including a change of the exchange ratio).

COASTAL CREDIT LLC

General

Coastal Credit is a subprime finance company engaged in acquiring sub-prime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks.  Coastal Credit then services the receivables it acquires. Coastal Credit commenced operations in Virginia in 1987. It conducts business in 21 states – Alaska, Arizona, California, Colorado, Delaware, Florida, Georgia, Hawaii, Louisiana, Maryland, Mississippi, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Virginia and Washington – through its 18 branch locations.

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

A significant number of contracts acquired by Coastal Credit are contracts made with borrowers who are in the United States military. During 2008, 34.6% of new originations were made with these borrowers. Coastal Credit believes that having in its portfolio a significant percentage of contracts for which the borrowers are United States military personnel contributes to lower payment delinquency and higher collection personnel efficiencies. Coastal Credit requests all borrowers who are in the military to use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower. Delinquency of payments on contracts paid by allotment historically has been less than delinquency of payments on contracts not paid by allotment. As a result, the collection effort associated with the military contracts requires substantially less time, allowing Coastal Credit’s collection staff to focus on an increased number of civilian sector contracts.

Coastal Credit’s executive offices are located at 3852 Virginia Beach Boulevard, Virginia Beach, Virginia 23452.

Acquisition of Automobile Finance Contracts

Coastal Credit currently conducts its automobile finance programs in 21 states through a total of 18 branches, with two branches in each of Florida, Georgia, Mississippi, Nevada, and Virginia, and one branch in each of California, Colorado, Delaware, Louisiana, Ohio, Oklahoma, Pennsylvania and Texas. Each branch acquires, processes, and services contracts in its geographic area.

Coastal Credit’s branch managers develop and maintain relationships with automobile dealers in the branches’ geographic areas. Coastal Credit enters into non-exclusive dealer agreements with these dealers for the acquisition of individual contracts. The dealer agreement provides Coastal Credit with recourse to the dealer in cases of dealer fraud or breach of the dealer’s representations and warranties. As of December 31, 2008, Coastal Credit had non-exclusive agreements with approximately 1,500 dealers, of which approximately 600 are active. Coastal Credit considers a dealer agreement to be active if Coastal Credit has acquired a contract under the dealer agreement in the last nine months. After Coastal Credit acquires a contract from a dealer, the dealer is no longer involved in the relationship between Coastal Credit and the borrower, other than through the existence of limited representations and warranties of the dealer.

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

As of December 31, 2008, Coastal Credit’s contract portfolio consisted exclusively of contracts acquired by Coastal Credit without credit recourse to the dealer. Although all the contracts in Coastal Credit’s contract portfolio were acquired without credit recourse, each dealer remains liable to Coastal Credit for liabilities arising from any breach of certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

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

The branch manager of each branch is responsible for underwriting and purchasing automobile contracts and providing servicing and collections. However, the branch network is closely managed and supervised by Coastal Credit’s senior management. Coastal Credit believes that its branch network operations enable branch managers to develop strong relationships with its automobile dealers. Coastal Credit, through its branches, provides a high level of service to its dealers by providing consistent credit decisions and frequent management contact. Coastal Credit has established internal buying guidelines to be used by its underwriters when acquiring contracts. Although the buying guidelines vary from branch to branch, Coastal Credit’s branch managers or senior management must approve any contract that does not meet a branch’s guidelines in advance of purchasing any such contract. Coastal Credit has 18 branch managers, each charged with managing the specific branches in a defined geographic area. In addition to a variety of administrative duties, the branch managers are responsible for monitoring their assigned branches’ compliance with Coastal Credit’s underwriting standards. On a regular basis, either a branch manager or senior management reviews every newly purchased contract.

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

Geographic Concentration

Coastal Credit operates its business and acquires its contracts in various regions as follows:

Region #1 – Florida, Georgia, North Carolina, Tennessee and Virginia.
Region #2 – Delaware, Maryland, Ohio and Pennsylvania.
Region #3 – Louisiana, Mississippi, Nevada, Oklahoma and Texas.
Region #4 – Alaska, Arizona, California, Colorado, Hawaii, New Mexico and Washington.

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

Employees

Coastal Credit’s executive management and various support functions are centralized at its corporate headquarters in Virginia Beach, Virginia. As of December 31, 2008, Coastal Credit employed approximately 130 persons.

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

In connection with UAC’s Plan of Reorganization and distributions and as a result of White River’s acquisition of UAC’s general unsecured claims and Subordinated Notes, UAC’s creditor notes payable (in thousands) are as follows at:

	December 31, 2008			December 31, 2007
	Carrying Value	Contractual Remaining Debt Not Owned by White River	Total Contractual Remaining Debt	Carrying Value	Contractual Remaining Debt Not Owned by White River	Total Contractual Remaining Debt
Restructured debt:
Class 2A general unsecured claims	$—	$—	$54	$—	$—	$454
Restructured subordinated notes	128	1,618	14,888	1,324	4,106	25,156
Senior accrual notes	—	—	4,106	—	—	4,106
Subordinated accrual notes	—	431	3,964	—	431	3,964

Total creditor notes payable	$128	$2,049	$23,012	$1,324	$4,537	$33,680

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

UAC finance receivables were $1.1 million at December 31, 2008.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

White River and its subsidiaries lease our headquarters and branch office facilities. White River’s corporate headquarters, located at 1445 Brookville Way, Suite I, in Indianapolis, Indiana, consists of approximately 1,800 square feet of office space. UAC and its subsidiaries share this space with White River. The current lease relating to this space expires June 30, 2009.

Coastal Credit leases its corporate headquarters and branch office facilities. Its headquarters, located at 3852 Virginia Beach Boulevard, in Virginia Beach, Virginia, consist of approximately 9,340 square feet of office space. The current lease relating to this space expires in September 2009.

Coastal Credit’s 18 branch offices located in California, Colorado, Delaware, Florida, Georgia, Louisiana, Mississippi, Nevada, Ohio, Oklahoma, Pennsylvania, Texas and Virginia range in size from approximately 885 square feet to 6,700 square feet, with a typical size of 1,600 to 2,000 square feet. These offices are located in office parks, shopping centers or strip malls and are occupied pursuant to leases with an initial term of from one to five years. Coastal Credit believes that these facilities and additional or alternate space available to it are adequate to meet its needs for the foreseeable future.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

On January 19, 2007, White River’s common stock began trading on the NYSE Alternext, formerly known as the American Stock Exchange, under the symbol RVR. Prior to that date, White River’s common stock traded “over-the-counter” on the Pink Sheets under the symbol WRVC. As of March 6, 2009, there were 4,060,586 shares of common stock outstanding and approximately 130 shareholders of record (assuming all remaining unexchanged certificates for shares of UAC common stock are exchanged for certificates representing White River shares). White River’s common stock was held by approximately 550 beneficial owners as of such date.

The following table sets forth the range of the high, low and closing sale prices for White River’s common stock as reported on the NYSE Alternext beginning January 19, 2007 and on the Pink Sheets prior to that date:

	High	Low	Close

Fiscal year ended December 31, 2007
First Quarter	$25.00	$17.00	$23.40
Second Quarter	24.80	23.20	24.25
Third Quarter	24.40	20.75	21.25
Fourth Quarter	21.50	18.00	18.30
Fiscal year ended December 31, 2008
First Quarter	$19.43	$15.26	$16.20
Second Quarter	17.00	12.48	15.30
Third Quarter	16.40	13.27	13.75
Fourth Quarter	14.50	3.98	6.50

Dividends

White River has never paid cash dividends on its common stock. White River presently intends to retain future earnings, if any, for use in the operation and expansion of the business and does not anticipate paying any cash dividends in the foreseeable future.

While Coastal Credit is not restricted by its operating agreement from making distributions, its line of credit restricts the payment of cash distributions without written approval from its lender. Coastal Credit’s ability to receive the necessary approval is largely dependent upon its portfolio performance, and Coastal Credit may not be able to obtain the necessary approvals in the future for distributions to White River that would enable White River to pay cash dividends to its shareholders.

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

Purchase of Equity Securities by White River and Affiliated Purchasers

On October 27, 2008, White River announced that its board of directors had authorized a stock repurchase program for up to 150,000, or approximately 3.9%, of White River’s issued and outstanding shares of common stock. Repurchases under the program are not authorized to begin until the third business day following the filing, with the SEC, of the Form S-4 registration statement relating to White River’s previously announced merger transaction with First Chicago Bancorp. During the fourth quarter of 2008, White River made no repurchases of its common stock under the stock repurchase program.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This section is intended to provide an understanding of the financial performance of White River through a discussion of the factors affecting White River’s financial condition at December 31, 2008 and 2007, and White River’s consolidated results of operations for the years ended December 31, 2008 and 2007. This section should be read in conjunction with White River’s consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this document. In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. See “Discussion of Forward-Looking Statements.”

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements (“SFAS No. 157”), which provides guidance on how to measure assets and liabilities using fair value methods. SFAS No. 157 applied whenever another United States Generally Accepted Accounting Principle standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. There was no cumulative effect on the consolidated financial statements as a result of the early adoption of SFAS No. 157 on January 1, 2007 (See Note 6).

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits all entities to choose, at specified election dates, to measure eligible assets and liabilities at fair value. We early adopted SFAS No. 159 on January 1, 2007 and applied SFAS No. 159 solely to creditor notes payable. See Note 6 for further details.

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

Goodwill

Goodwill is not amortized; rather, White River annually tests the goodwill for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. The amount of goodwill impairment, if any, is measured as the excess of the carrying value over the fair value of the reporting unit.

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

The ultimate realization of the deferred tax asset depends on White River’s ability to generate sufficient taxable income in the future and its ability to not allow an ownership change to occur for tax purposes. The valuation allowance has been derived pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, and reduces the total deferred tax asset to an amount that will “more likely than not” be realized (see Note 11). White River adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN No. 48”) on January 1, 2007. The implementation of FIN No. 48 did not impact White River’s consolidated financial statements. As of January 1, 2008, there were no unrecognized tax benefits.

Results of Operations

The Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net loss was $14.4 million, or $3.71 per diluted share, for the year ended December 31, 2008, compared to net income of $11.8 million, or $2.99 per diluted share, for the year ended December 31, 2007. The decrease in income from the prior year is primarily due to the following:

•	a $34.5 million impairment of goodwill during 2008;

•	a decrease in accretion income from beneficial interest in Master Trust during 2008; and

•	a $7.6 million provision for estimated credit losses during 2008.

Discussion of Results

The following table presents consolidating financial information for White River for the periods indicated:

For The Year Ended December 31, 2008	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$8,170	$29,366	$19	$37,555

Interest expense	(221)	(2,499)	-	(2,720)

Net interest margin	7,949	26,867	19	34,835

Recovery (provision) for estimated credit losses	953	(8,556)	-	(7,603)

Net interest margin after recovery (provision) for estimated credit losses	8,902	18,311	19	27,232

Total other revenues (expenses)	(12,784)	(11,103)	8,517	(15,370)

Goodwill impairment	-	-	(34,536)	(34,536)

Income (loss) before income taxes	$(3,882)	$7,208	$(26,000)	$(22,674)

For The Year Ended December 31, 2007	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$17,548	$30,242	$77	$47,867

Interest expense	(1,036)	(4,088)	(990)	(6,114)

Net interest margin	16,512	26,154	(913)	41,753

Recovery (provision) for estimated credit losses	2,086	(8,329)	-	(6,243)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	18,598	17,825	(913)	35,510

Total other revenues (expenses)	(19,457)	(11,117)	13,641	(16,933)

Income (loss) before income taxes	$(859)	$6,708	$12,728	$18,577

The Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007 - Consolidated

Interest on receivables decreased 4.3% to $30.9 million compared to $32.3 million for the years ended December 31, 2008 and 2007, respectively. Coastal Credit interest on receivables decreased $0.8 million. While the Coastal Credit average finance receivable balance increased to $87.9 million during the year ended December 31, 2008 as compared to $86.4 million during the year ended December 31, 2007, finance receivables had been declining from May 2007 to January 2008. This receivable balance decline has resulted in the decline of interest on receivables. Since February 2008, finance receivables have steadily increased. This increase is expected to result in an increase in interest on receivables in future periods. Interest on receivables from UAC declined $0.5 million due to a decline in the average receivable balance to $6.3 million during the year ended December 31, 2008 from $13.9 million during the year ended December 31, 2007 as a result of the liquidation of finance receivables.

Accretion and other interest decreased 57.1% to $6.7 million compared to $15.6 million for the years ended December 31, 2008 and 2007, respectively. This decrease is a result of a decrease in accretion from accumulated other comprehensive income. The balance of accumulated other comprehensive income to be accreted into income in 2009 is approximately $327,000. The individual components of accretion and other interest income are shown in the following table (in thousands):

	Years Ended December 31,
	2008	2007

UAC discount accretion from accumulated other comprehensive income	$6,656	$15,079
Interest on cash balances	41	530

Accretion and other interest income	$6,697	$15,609

Interest expense decreased 55.5% to $2.7 million compared to $6.1 million for the years ended December 31, 2008 and 2007, respectively. Coastal Credit interest expense was $2.5 million for the year ended December 31, 2008 as compared to $4.1 million for the year ended December 31, 2007 as a result of the decrease in average line of credit and subordinated debentures to $43.0 million from $49.5 million for the years ended December 31, 2008 and 2007, respectively. UAC interest expense decreased by $0.8 million due to the decrease in interest expense and accretion expense from the UAC creditor notes payable that were acquired by White River and, to a greater extent, the prepayment of collateralized financings eliminating the related interest expense during the year ended December 31, 2008 as compared to an average balance of $14.7 million during the same period ended December 31, 2007. Interest expense of Corporate and Other was $1.0 million for the year ended December 31, 2007. No such expense was incurred by the holding company during the year ended December 31, 2008. This decrease is primarily a result of the prepayment of the secured note payable on October 15, 2007.

Provision for estimated credit losses was $7.6 million compared to $6.2 million for the years ended December 31, 2008 and 2007, respectively. Provision for estimated credit losses is charged to income to bring Coastal Credit’s allowance for estimated credit losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. For Coastal Credit, the provision for estimated credit losses was $8.6 million for the year ended December 31, 2008 as compared to $8.3 million for the year ended December 31, 2007. Provision for estimated credit losses is charged to income to bring Coastal Credit’s allowance for estimated credit losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. UAC recorded recovery for estimated credit losses of $1.0 million compared to $2.1 million for the years ended December 31, 2008 and 2007, respectively. This change in recovery for estimated credit losses is a result of declining defaulted receivables during 2008.

The $2.1 million charge to Master Trust, net, for the year ended December 31, 2007, is expense related to future transfers of funds to the Master Trust from securitized finance receivables of UAC. With the “clean-up” call of all securitizations on December 10, 2007 and termination of the Master Trust Agreement, there was no charge to Master Trust, net for the year ended December 2008 and there will be no future charge to Master Trust, net activity.

Gain from deficiency sale and litigation settlement was $162,000 for the year ended December 31, 2008 compared to $22,000 for the year ended December 31, 2007. This gain is the result of the sale of deficiency receivables during 2008 and 2007.

Other expense was $0.1 million compared to $0.3 million for the years ended December 31, 2008 and 2007, respectively. Other expense is primarily expenses related to collections of previously charged-off balances.

Salaries and benefits increased to $8.5 million for the year ended December 31, 2008 compared to $8.3 million for the year ended December 31, 2007. This increase was primarily a result of performance based awards paid during the second quarter of 2008 of approximately $0.3 million.

Operating expenses increased to $6.4 million for the year ended December 31, 2008 compared to $5.6 million for the year ended December 31, 2007. Coastal Credit and UAC operating expenses remained relatively unchanged between these periods. Corporate and Other operating expenses increased $1.0 million between these periods. This increase was primarily a result of non-employee performance based awards paid during the second quarter in addition to transaction related expenses resulting from the pending merger with First Chicago.

White River conducted its annual test for impairment of goodwill as of August 31, 2008. The annual impairment test of goodwill resulted in the full impairment of goodwill totaling $34.5 million. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted estimated cash flows and other valuation techniques. The significant downturn in the equity markets during the third quarter 2008 exacerbated the decreased valuations calculated using these methodologies.

Third party servicing expenses decreased 51.6% to $0.3 million for the year ended December 31, 2008 compared to $0.5 million for the year ended December 31, 2007. UAC is the only segment that incurred this expense. This decrease is the result of the ongoing liquidation of the UAC receivable portfolio during 2008. UAC pays a monthly servicing fee per active receivable. As the number of receivables decreased as the result of the liquidation of receivables, the third party servicing expenses decreased.

Bankruptcy costs are professional fees and expenses associated with the bankruptcy proceedings of UAC. These costs were $6,000 for the year ended December 31, 2007. UAC is the only segment that incurred these costs which were for the purpose of assisting the reorganized company in complying with its bankruptcy plan. Future bankruptcy costs were eliminated with the closure of the bankruptcy case on January 5, 2007.

Income tax benefit was $8.2 million for the year ended December 31, 2008 compared to an income tax expense of $6.8 million for the year ended December 31, 2007. The expense is based on the estimated effective tax rates for 2008 and 2007, respectively. The benefit for the year ended December 31, 2008 was primarily a result of the $12.6 million tax effect from the impairment of deductible goodwill.

Financial Condition as of December 31, 2008 and 2007

Finance Receivables, Net

Finance receivables, net decreased to $84.2 million at December 31, 2008 as compared to $90.7 million at December 31, 2007. UAC finance receivables, net decreased to $1.1 million at December 31, 2008 as compared to $11.5 million at December 31, 2007. Coastal Credit finance receivables, net increased to $83.1 million compared to $79.2 million for the periods ended December 31, 2008 and 2007, respectively.

A significant number of contracts acquired by Coastal Credit are contracts made with borrowers who are in the United States military. As of December 31, 2008, 32.8% of the Coastal Credit receivables were with borrowers who are in the United States military as compared to 31.2% as of December 31, 2007. Coastal Credit believes that having in the portfolio a significant percentage of contracts for which the borrowers are United States military personnel contributes to lower payment delinquency and greater collection personnel efficiencies. Coastal Credit requests that all borrowers who are in the military use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower. Delinquency of payments on contracts paid by allotment historically has been less than delinquency of payments on contracts not paid by allotment. As a result, the collection effort associated with the military contracts requires substantially less time, allowing Coastal Credit’s collection staff to focus on an increasing number of non-military contracts.

As of December 31, 2008, Coastal Credit’s finance receivables consisted exclusively of contracts acquired by Coastal Credit without credit recourse to the dealer. Although all the contracts in Coastal Credit’s portfolio were acquired without credit recourse, each dealer remains liable to Coastal Credit for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

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

Accrued Interest Payable

Accrued interest payable was $0.2 million at December 31, 2008, compared to $0.4 million at December 31, 2007. The decrease was primarily the result of the decrease of the line of credit liability.

Creditor Notes Payable

Creditor notes payable was $0.1 million at December 31, 2008, compared to $1.3 million at December 31, 2007. The decrease was the result of continued repayment of principal in accordance with the UAC bankruptcy plan. Beginning January 1, 2007, creditor notes payable was recorded at fair market value in accordance with White River’s early adoption of SFAS No. 157 and SFAS No. 159.

Liquidity and Capital Resources for the Years Ended December 31, 2008 and 2007

Net cash provided by operating activities was $12.2 million for the year ended December 31, 2008 compared to $4.2 million for the year ended December 31, 2007. The change in net cash flows provided by operating activities is primarily a result of the reduction of interest expense from Coastal Credit related to the reduction in the average line of credit between the periods and the elimination of the charge to Master Trust.

Net cash used in investing activities was $0.5 million for the year ended December 31, 2008 compared to net cash provided by investing activities of $47.0 million for the year ended December 31, 2007. This change was primarily the result of a reduction in the principal collection and recoveries on the UAC finance receivable portfolio and the increase in purchases of finance receivables by Coastal Credit.

Net cash used in financing activities was $9.2 million for the year ended December 31, 2008 compared to $54.4 million for the year ended December 31, 2007. Net cash flows used in financing activities for the year ended December 31, 2008 primarily resulted from the $9.5 million net repayment of the line of credit. Net cash used in financing activities for the year ended December 31, 2007 primarily resulted from the $32.4 million principal payments of collateralized financing, $13.1 million  principal payments on the secured note payable and the principal payments of subordinated debentures of $7.7 million.

At December 31, 2008, White River and its subsidiaries had cash and cash equivalents of $6.4 million compared to $3.8 million at December 31, 2007.

Coastal Credit has a revolving credit facility from a lending institution with a maximum borrowing limit of $100 million. The maturity date on the line of credit is December 31, 2011 and the interest rate is the London Interbank Offered Rate (“LIBOR”) plus 2.60%.  As of December 31, 2008, Coastal Credit had $40.5 million of indebtedness outstanding under this facility as compared to $50.0 million as of December 31, 2007. There was $33.7 million and $20.8 million available in excess of the amount utilized at December 31, 2008 and 2007, respectively. The credit facility is secured by substantially all of the assets of Coastal Credit. In addition, White River has provided an unconditional corporate guaranty. Coastal Credit must maintain specified financial ratios within guidelines established by the lender. Interest is paid monthly at a variable rate, based on meeting certain financial criteria. The average rate during the month of December, 2008 and 2007 was LIBOR plus 2.60% which equated to 4.50% and 7.84%, respectively. There is an annual commitment fee of 1/8 of 1% on the average daily unused commitment. In the event of a significant pay down or an earlier retirement of the revolver commitment, Coastal Credit would sustain certain prepayment penalties. This facility limits distributions Coastal Credit may make to White River to 50% of Coastal Credit’s net income in addition to permitted payments on subordinated debt (including White River debt guaranteed by Coastal Credit.)

UAC’s sources of liquidity are limited and consist of cash on hand, escrowed cash for operations, funds from consolidated operations and cash collections from the liquidating finance receivables. White River, as owner of the substantial majority of UAC's notes and claims outstanding under the Plan of Reorganization, is entitled to distribution of the substantial majority of these cash flows as they are realized by UAC. However, the realization of such projected cash flows is dependent upon the performance of the underlying auto receivable portfolios and the effective servicing of such receivables. In particular, if gross defaults, recoveries on defaulted receivables or prepayments on such receivables are less favorable than the rates projected by management, UAC's realization of such cash flows will be reduced or delayed relative to such projections. Such reduction may be material.

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

Finance Receivables – Coastal Credit

Delinquency experience of finance receivables at Coastal Credit, including unearned interest ($in thousands):

	December 31,
	2008		2007
	$	%	$	%

Finance receivables - gross balance	$104,599		$101,948

Delinquencies:
30-59 days	$1,452	1.4%	$1,564	1.5%
60-89 days	1,269	1.2%	1,002	1.0%
90+ days	1,943	1.9%	1,626	1.6%
Total delinquencies	$4,664	4.5%	$4,192	4.1%

As a result of the nature of the customers in Coastal Credit’s portfolio, Coastal Credit considers the establishment of an adequate allowance for loan losses to be critical to its financial results. Coastal Credit has an allowance for loan losses that is calculated independent of the aggregate acquisition discounts and fees on finance receivables. Coastal Credit’s allowance for loan losses is based upon the historical rate at which (1) current loans, (2) contracts in a 30, 60 and 90+ day delinquency state and (3) loans ineligible for its borrowing line, have defaulted. These historical rates are evaluated and revised on a quarterly basis for current conditions. See “Discussion of Forward-Looking Statements.”

Allowance for loan losses of finance receivables ($in thousands):

	Years Ended December 31,
	2008	2007

Balance at beginning of period	$6,810	$5,694
Charge-offs, net of recoveries	(7,806)	(7,213)
Provision for estimated credit losses	8,556	8,329

Balance at the end of the period	$7,560	$6,810

Net charge-offs	$7,806	$7,213
Finance receivables, net of unearned finance charges	$101,523	$96,784

Allowance for loan losses as a percent of finance receivables, net of unearned finance charges	7.45%	7.04%

Net charge-offs as a percent of finance receivables, net of unearned finance charges	7.69%	7.45%

Allowance for loan losses as a percent of net charge-offs	96.88%	94.50%

Finance Receivables – UAC

Delinquency experience of finance receivables at UAC ($in thousands):

	December 31,
	2008		2007
	$	%	$	%

Finance receivables principal balance	$1,103		$12,572

Delinquencies:
30-59 days	$195	17.7%	$1,179	9.4%
60-89 days	76	6.9%	467	3.7%
90+ days	22	2.0%	149	1.2%
Total delinquencies	$293	26.6%	$1,795	14.3%

Allowance for loan losses of finance receivables ($ in thousands):

	Years Ended December 31,
	2008	2007

Balance at the beginning of period	$222	$1,617
Charge-offs	(707)	(2,671)
Recoveries	1,445	3,362
Recovery for estimated credit losses	(953)	(2,086)

Balance at the end of the period	$7	$222

Net charge-offs (recoveries)	$(738)	$(691)
Finance receivables	$1,103	$12,572

Allowance for loan losses as a percent of finance receivables	0.63%	1.77%

Recent Market Developments

Since January 2008, operations of many auto finance companies have been affected by the significant contraction of the personal credit markets and the near elimination of the securitization markets. In addition, there have been auto finance companies which have seen their lines of credit reduced or terminated as a result of the credit crisis. Some companies have been forced to severely curtail loan purchases and originations or shut down operations as a result of a lack of funding. We believe White River is well positioned to continue operations and grow the company responsibly based on the following factors:

•	Coastal Credit is not dependent on the securitization market for financing.

•	At December 31, 2008, there was $33.7 million available, in excess of the amount utilized, from the line of credit, which does not expire until December 2011.

•	White River is very well capitalized with an equity to asset ratio of 69.2% as of December 31, 2008.

While there is never any guarantee White River will not be faced with similar financing scenarios as others have seen, we believe White River is well positioned in this difficult economic environment, and we expect to be able to fund normal business operations and meet our general liquidity needs for the next 12 months through access to the line of credit, cash flows from operation, and our other funding sources.

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
•
changes in economic variables, such as the availability of business and consumer credit, conditions in the housing market, energy costs, the number and size of personal bankruptcy filings, the rate of unemployment and the levels of consumer confidence and consumer debt;

•	changes in interest rates, the cost of funds, and demand for White River’s financial services;
•	the level and volatility of equity prices, commodity prices, currency values, investments, and other market fluctuations and other market indices;
•	changes in White River’s competitive position;
•	White River’s ability to manage growth;
•	the opportunities that may be presented to and pursued by White River;
•	competitive actions by other companies;
•
changes in laws or regulations, including the impact of current, pending and future legislation and regulations, including the impact of recently enacted federal economic and financial markets recovery legislation;

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

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
White River Capital, Inc.

We have audited the accompanying consolidated balance sheets of White River Capital, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of White River Capital, Inc. and subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As described in Note 1 to the consolidated financial statements, the Company elected to adopt statements of Financial Accounting Standards 159 and 157 solely related to its creditor notes payable in 2007.

We were not engaged to examine management’s assessment of the effectiveness of White River Capital, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen LLP

Raleigh, North Carolina
March 12, 2009

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS	December 31, 2008	December 31, 2007

Cash and cash equivalents	$6,403	$3,785
Finance receivables—net	84,187	90,725
Goodwill	-	34,536
Deferred tax assets—net	46,946	36,031
Other assets	1,292	1,488

TOTAL	$138,828	$166,565

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Line of credit	$40,500	$50,000
Accrued interest	165	351
Creditor notes payable	128	1,324
Other payables and accrued expenses	1,949	2,093

Total liabilities	42,742	53,768

SHAREHOLDERS’ EQUITY:
Preferred Stock, without par value, authorized 3,000,000 shares; none issued and outstanding	-	-
Common Stock, without par value, authorized 20,000,000 shares; 4,022,853 and 3,843,087issued and outstanding at December 31, 2008 and December 31, 2007, respectively	182,462	179,976
Warrants, none outstanding at December 31, 2008 and 150,000 outstanding at December 31, 2007	-	534
Accumulated other comprehensive income, net of taxes	210	4,437
Accumulated deficit	(86,586)	(72,150)

Total shareholders’ equity	96,086	112,797

TOTAL	$138,828	$166,565

See notes to consolidated financial statements.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2008	2007
INTEREST:
Interest on receivables	$30,858	$32,258
Accretion and other interest	6,697	15,609

Total interest income	37,555	47,867

Interest expense	(2,720)	(6,114)

Net interest margin	34,835	41,753

Provision for estimated credit losses	(7,603)	(6,243)

Net interest margin after provision for estimated credit losses	27,232	35,510

OTHER REVENUES (EXPENSES):
Salaries and benefits	(8,543)	(8,261)
Third party servicing expense	(264)	(545)
Other operating expenses	(6,424)	(5,601)
Bankruptcy costs	-	(6)
Charge to Master Trust—net	-	(2,093)
Change in fair market valuation of creditor notes payable	(11)	(395)
Gain from deficiency account sale	162	22
Other expense	(290)	(54)

Total other revenues (expenses)	(15,370)	(16,933)

Goodwill Impairment	(34,536)	-

INCOME (LOSS) BEFORE INCOME TAXES	(22,674)	18,577

INCOME TAX BENEFIT (EXPENSE)	8,239	(6,779)

NET INCOME (LOSS)	$(14,435)	$11,798

NET INCOME (LOSS) PER COMMON SHARE (BASIC)	$(3.71)	$3.07

NET INCOME (LOSS) PER COMMON SHARE (DILUTED)	$(3.71)	$2.99

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,887,093	3,840,663

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,887,093	3,947,642

See notes to consolidated financial statements.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008 AND 2007
(Dollars in thousands)

	Number of Common Shares Outstanding	Common Stock	Warrants	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity

BALANCE—January 1, 2007	3,813,155	$179,594	$534	$11,107	$(83,317)	$107,918

Comprehensive loss:
Net income					11,798	11,798

Amortization of net unrealized gain on beneficial interest in Master Trust				(10,504)		(10,504)

Tax effect of accumulated other comprehensive income				3,834		3,834

Total comprehensive income						5,128

Adoption of SFAS No. 159					(631)	(631)

Stock-based compensation expense	29,932	382				382

BALANCE—December 31, 2007	3,843,087	179,976	534	4,437	(72,150)	112,797

Comprehensive loss:
Net income					(14,435)	(14,435)

Amortization of net unrealized gain on beneficial interest in Master Trust				(6,656)		(6,656)

Tax effect of accumulated other comprehensive income				2,429		2,429

Total comprehensive loss						(18,662)

Exercise of warrants	150,000	1,999	(534)			1,465

Stock-based compensation expense	29,766	487				487

BALANCE—December 31, 2008	4,022,853	$182,462	$-	$210	$(86,586)	$96,086

See notes to consolidated financial statements.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,435)	$11,798
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of other comprehensive income	(6,656)	(15,079)
Accretion of securitization discount	(910)	(222)
Provision for estimated credit losses	7,603	6,243
Goodwill impairment	34,536	-
Amortization and depreciation	434	477
Amortization of discount and interest accrued on creditor notes payable	(91)	249
Gain from disposition of equipment	-	(14)
Deferred income taxes	(8,486)	6,547
Change in fair value of creditor notes payable	11	395
Stock based compensation expense	487	382
Changes in assets and liabilities:
Accrued interest receivable and other assets	58	318
Amounts due to Master Trust	-	(4,071)
Payment of creditor notes payable accrued interest	-	(137)
Other payables and accrued expenses	(327)	(2,680)
Net cash provided by operating activities	12,224	4,206

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securitized finance receivables	-	(2,288)
Principal collections and recoveries on securitized finance receivables	-	24,009
Purchase of finance receivables	(56,855)	(53,548)
Collections on finance receivables	44,406	44,679
Principal collections and recoveries on receivables held for investment	12,208	3,301
Collections on beneficial interest in Master Trust	-	17,407
Change in restricted cash	-	13,618
Proceeds from sale of equipment	-	14
Capital expenditures	(213)	(217)
Net cash provided by (used in) investing activities	(454)	46,975

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrants, net of costs	1,465	-
Principal payments on collateralized financings	-	(32,368)
Principal payments on secured note payable	-	(13,125)
Principal payments on creditor notes payable	(1,117)	(1,661)
Net borrowing (repayment) on line of credit	(9,500)	500
Principal payments of subordinated debentures	-	(7,700)
Net cash used in financing activities	(9,152)	(54,354)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,618	(3,173)
CASH AND CASH EQUIVALENTS—Beginning of year	3,785	6,958
CASH AND CASH EQUIVALENTS—End of period	$6,403	$3,785

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax refunds	$-	$1
Interest paid	$2,996	$6,421
Non cash items:
Initial fair value adjustment for creditor notes payable	$-	$994

See notes to consolidated financial statements.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

1.  GENERAL DISCUSSION

White River Capital, Inc. (“White River” or the “Company”) is a holding company for specialized indirect auto finance businesses, with two principal operating subsidiaries, Coastal Credit LLC (“Coastal Credit”) and Union Acceptance Company LLC (“UAC”). Coastal Credit based in Virginia Beach, Virginia, is a specialized subprime auto finance company engaged in acquiring subprime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks.  Coastal Credit then services the receivables it acquires. Coastal Credit operates in 21 states through 18 offices. UAC, based in Indianapolis, Indiana, holds and oversees its portfolio of approximately $1.1 million in non-prime auto receivables, as of December 31, 2008. UAC operates under a confirmed Second Amended and Restated Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Plan”) under which net proceeds from its beneficial interest in Master Trust and other bankruptcy estate assets must be paid to creditors holding notes and claims under the plan. During 2005 and 2006, White River purchased and now owns directly approximately 90% of such notes and claims. On January 5, 2007, the U.S. Bankruptcy Court for the Southern District of Indiana issued a final decree and closed UAC’s Chapter 11 bankruptcy case.

In connection with UAC’s Plan of Reorganization and distributions and as a result of White River’s purchase of the majority of UAC’s general unsecured claims and subordinated notes, UAC’s creditor notes payable principal amounts (in thousands) are as follows at:

	December 31, 2008			December 31, 2007
	Carrying Value	Contractual Remaining Debt Not Owned by White River	Total Contractual Remaining Debt	Carrying Value	Contractual Remaining Debt Not Owned by White River	Total Contractual Remaining Debt
Restructured debt:
Class 2A general unsecured claims	$-	$-	$54	$-	$-	$454
Restructured subordinated notes	128	1,618	14,888	1,324	4,106	25,156
Senior accrual notes	-	-	4,106	-	-	4,106
Subordinated accrual notes	-	431	3,964	-	431	3,964

Total creditor notes payable	$128	$2,049	$23,012	$1,324	$4,537	$33,680

On June 27, 2008, White River and First Chicago Bancorp (“First Chicago”) signed a definitive agreement and plan of merger pursuant to which First Chicago will merge into White River.  Terms of the agreement call for shareholders of First Chicago to receive one share of White River common stock for each two shares of First Chicago common stock.  Subject to consummation of the merger and effective registration of the shares of common stock to be issued to First Chicago’s shareholders in the merger with the U.S. Securities and Exchange Commission (“SEC”), and approval for listing of such shares with the NYSE Alternext US (“NYSE Alternext”) the common stock issued to First Chicago shareholders will be listed on the NYSE Alternext. White River does not anticipate that the merger will be consummated on the terms reflected in the merger agreement as initially executed and is engaging in discussions with First Chicago regarding possible alternative transaction terms (including a change of the exchange ratio).

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

UAC Securitization Corporation (“UACSC”) had finance receivables that were collateral for seven asset backed securitizations.  Four of the securitizations were reported on the balance sheet of UACSC and three securitizations were held by Special Purpose Entities (“SPE”) off-balance sheet.  The trust agreements and indentures for each securitization had cleanup call provisions that allowed UACSC to repurchase the assets once the note balances were below certain levels.

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

AOCI will continue to be reported as a separate component of shareholders’ equity and amortized using the interest method into the income statement.  Therefore, the accounting for AOCI is relatively unchanged from the prior accounting of AOCI.

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

Coastal Credit is a specialized subprime auto finance company engaged primarily in (1) acquiring retail installment sales contracts from both franchised and independent automobile dealers which have entered into contracts with purchasers of used and, to a much lesser extent, new cars and light trucks, and (2) servicing the contract portfolio. Coastal Credit commenced operations in Virginia in 1987 and was restructured as a limited liability company under the laws of the Commonwealth of Virginia in 1997. It conducts business in 21 states – Alaska, Arizona, California, Colorado, Delaware, Florida, Georgia, Hawaii, Louisiana, Maryland, Mississippi, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Virginia and Washington – through its 18 branch locations.

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

New Accounting Pronouncements—In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements (“SFAS No. 157”), which provides guidance on how to measure assets and liabilities using fair value methods. SFAS No. 157 applies whenever another United States Generally Accepted Accounting Principle standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. There was no cumulative effect on the consolidated financial statements as a result of the early adoption of SFAS No. 157 on January 1, 2007 (See Note 6).

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits all entities to choose, at specified election dates, to measure eligible assets and liabilities at fair value. We early adopted SFAS No. 159 on January 1, 2007 and applied SFAS No. 159 solely to creditor notes payable. See Note 6 for further details.

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

Goodwill – Goodwill is not amortized; rather, White River annually tests the goodwill for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. The amount of goodwill impairment, if any, is measured as the excess of the carrying value over the fair value of the reporting unit.

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

With the adoption of SFAS No. 159, creditor notes payable is recorded at fair value which represents the present value of the amount that UAC anticipates paying to the creditors from the residual assets of UAC.

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

The ultimate realization of the deferred tax asset depends on White River’s ability to generate sufficient taxable income in the future and its ability to not allow an ownership change to occur for tax purposes. The valuation allowance has been determined pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), including White River’s estimation of future taxable income, and reduces the total deferred tax asset to an amount that will more likely than not be realized (see Note 11).

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

Stock-Based Compensation—Stock-based compensation cost is based upon the grant-date fair value of share-based awards. White River recognized compensation expense for awards with only service conditions on a straight-line basis over the requisite service period for the entire award.

Concentration of Credit Risk— The Company maintains demand deposits with financial institutions, the balances of which from time to time exceed the federally insured amount.

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

3.  FINANCE RECEIVABLES – NET

Coastal Credit

Finance receivables purchased by Coastal Credit generally have original terms ranging from 32 to 48 months and are secured by the related vehicles.

Coastal Credit Finance receivables – net outstanding were as follows (in thousands):

	December 31,
	2008	2007

Finance receivables, gross	$104,599	$101,948
Unearned interest	(3,076)	(5,164)
Finance receivables, net of unearned finance charge income	101,523	96,784

Accretable unearned acquisition discounts and fees	(10,836)	(10,740)
Finance receivables, net of unearned finance charge income and discounts and fees	90,687	86,044

Allowance for loan losses	(7,560)	(6,810)

Finance receivables, net	$83,127	$79,234

Activity in the Coastal Credit allowance for credit losses on finance receivables is as follows (in thousands):

	Years Ended December 31,
	2008	2007

Balance at beginning of period	$6,810	$5,694
Charge-offs, net of recoveries	(7,806)	(7,213)
Provision for estimated credit losses	8,556	8,329

Balance at the end of the period	$7,560	$6,810

UAC

UAC Finance receivables – net outstanding were as follows (in thousands):

	December 31,
	2008	2007

Principal balance of finance receivables	$1,103	$12,572
Unearned discount	(45)	(955)
Accrued interest receivable	9	96
Allowance for credit losses	(7)	(222)

Finance receivables—net	$1,060	$11,491

Activity in the UAC allowance for credit losses is as follows (in thousands):

	Years Ended December 31,
	2008	2007

Balance at the beginning of period	$222	$1,617
Charge-offs	(707)	(2,671)
Recoveries	1,445	3,362
Recovery of estimated credit losses	(953)	(2,086)

Balance at the end of the period	$7	$222

4.  OTHER ASSETS

Other assets are as follows (in thousands):

	December 31,
	2008	2007

Receivable from servicer	$-	$203
Prepaid expenses	691	573
Property, equipment and leasehold improvements, net	599	622
Other	2	90
Total other assets	$1,292	$1,488

5.  GOODWILL

Goodwill is related to the acquisition of Coastal Credit during 2005. Goodwill is not amortized; rather, White River annually tests the goodwill for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired.

White River conducted its annual test for impairment of goodwill as of August 31, 2008. The annual impairment test of goodwill resulted in the full impairment of goodwill totaling $34.5 million. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted estimated cash flows and other valuation techniques. These fair value measurements were made utilizing significant unobservable inputs (Level 3). The significant downturn in the equity markets during the third quarter 2008 exacerbated the decreased valuations calculated using these methodologies.

The changes in the carrying amount of the Coastal Credit goodwill are as follows (in thousands):

	Years Ended December 31,
	2008	2007

Beginning Balance	$34,536	$34,698
Impairment losses	(34,536)	-
Adjustment related to excess tax deductibility of goodwill	-	(162)
Ending Balance	$-	$34,536

6.  CREDITOR NOTES PAYABLE

White River’s adoption of SFAS No. 159 applied solely to creditor notes payable. Creditor notes payable consists of debt owed to the one remaining third party creditor from the UAC bankruptcy. During September 2003, UAC recorded the bankruptcy debt at fair value in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. This fair value adjustment resulted in a gain. Since that time, accretion interest expense has been recognized based on the original fair value calculation and the creditor notes payable increased based on this calculation. Since September 2003, no adjustments have been made to this accretion schedule for the increase or decrease in performance of the receivables of UAC. The only adjustments that have been made are for the creditor notes that were purchased by White River and were subsequently extinguished in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Prior to the adoption of SFAS No. 159, creditor notes payable was being accreted to its full contractual value. Using this methodology, the creditor notes payable would have continued to accrete to their full contractual value. With the adoption of SFAS No. 159, creditor notes payable is recorded at fair value which represents the present value of the amount that UAC anticipates paying to the creditors from the residual assets of the finance receivables. UAC’s finance receivables are in essence the only asset UAC has remaining to pay the creditor notes payable.

The following table presents the initial adoption of the fair value option for creditor notes payable (in thousands):

	Balance Sheet January 1, 2007 prior to Adoption	Net Loss upon Adoption	Balance Sheet January 1, 2007 after Adoption of Fair Value Option

Creditor notes payable (including accrued interest)	$1,484	$994	$2,478
Increase in deferred tax asset		(363)
Cumulative effect of adoption of the fair value option (charged to accumulated deficit)		$631

The following table presents the creditor notes payable (in thousands) on a recurring basis using significant unobservable inputs (Level 3) per SFAS No. 157:

	Years Ended December 31,
	2008	2007

Beginning balance	$1,324	$2,478
Total losses included in earnings (recorded as "other expenses")	11	394
Purchases, issuances and settlements	(1,207)	(1,548)
Ending balance	$128	$1,324

The contractual interest related to the creditor notes payable will continue to be accrued as interest expense and the interest payable will be included in the fair value calculation along with the creditor notes payable on a quarterly basis.  The unpaid principal balance of creditor notes payable was $1.9 million and $1.8 million more than the aggregate fair value as of December 31, 2008 and 2007, respectively.  The ultimate amount paid on creditor notes payable could differ depending on the actual cash flows from UAC’s finance receivables.

7.  LINE OF CREDIT

The line of credit is utilized by Coastal Credit to finance the purchase of finance receivables. $40.5 million and $50.0 million of the line of credit was utilized at December 31, 2008 and 2007, respectively. This line of credit was $100 million at December 31, 2008 and 2007. The maturity date on the line of credit is December 31, 2011 and the interest rate is the London Interbank Offered Rate (“LIBOR”) plus 2.60%. The availability of the line of credit allows Coastal Credit to borrow up to 84% of the aggregate balance of outstanding eligible receivables net of unearned interest, commissions and discounts. Eligible receivables exclude the following: (i) receivables for which a payment is 90 or more days past due on a contractual basis; (ii) receivables which have been deferred more than two times during the same calendar year, or more than six times over the contract term; (iii) receivables subject to repossession or bankruptcy proceedings or the account debtor with respect to which is a debtor under the Bankruptcy Code; (iv) receivables from officers, employees or shareholders of the borrower or any affiliate; (v) interest only accounts; (vi) receivables missing titles after 120 days from their origination date; and (vii) receivables which, in the lender’s reasonable discretion, do not constitute acceptable collateral. Total available under the line of credit was $74.2 million and $70.8 million based upon the level of eligible collateral with $33.7 million and $20.8 million available in excess of the amount utilized at December 31, 2008 and 2007, respectively.

The credit facility is secured by substantially all assets of Coastal Credit. In addition, White River has provided an unconditional corporate guaranty. Coastal Credit must maintain specified financial ratios within guidelines established by the lender and was in compliance with these ratios at December 31, 2008 and 2007. Interest is paid monthly at a variable rate, based on meeting certain financial criteria. The average rate during the month of December, 2008 and 2007 was LIBOR plus 2.60% which equated to 4.50% and 7.84%, respectively. There is an annual commitment fee of 1/8 of 1% on the average daily unused commitment. In the event of a significant pay down or an earlier retirement of the revolver commitment, Coastal Credit would sustain certain prepayment penalties. This facility limits distributions Coastal Credit may make to White River to 50% of Coastal Credit’s net income in addition to permitted payments on subordinated debt. The consolidated balance sheet includes approximately $40.0 million and $26.9 million of net assets of Coastal Credit at December 31, 2008 and 2007, respectively, which, subject to limitations under the credit facility, would generally be available to fund the operation and investments of Coastal Credit, but would not be available to White River and UAC for general corporate purposes.

8.  SELECT DEBT REPAYMENT SCHEDULES

The following table represents select debt principal repayment schedules (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations
Coastal Credit	$40,500	$-	$40,500	$-	$-
UAC	128	125	3	-	-
Total long-term debt obligations	$40,628	$125	$40,503	$-	$-

9.  ACCRETION AND OTHER INTEREST

The individual components of accretion and other interest income are shown in the following table (in thousands):

	Years Ended December 31,
	2008	2007

UAC discount accretion from accumulated other comprehensive income	$6,656	$15,079
Interest on cash balances	41	530

Accretion and other interest income	$6,697	$15,609

10.  RELATED PARTY TRANSACTIONS

UAC’s administration of the Plan is supervised by Castle Creek Capital LLC (“Castle Creek”), whose investment funds are significant shareholders of White River. For these services, UAC compensates Castle Creek at a rate of $14,583 per month. Castle Creek was paid $175,000 during 2008 and 2007. While the bankruptcy case was closed on January 5, 2007, UAC must continue to operate in accordance with the Plan.

On August 31, 2005, warrants were issued by White River to the Castle Creek investment funds to purchase 150,000 shares of White River common stock at an exercise price of $10 per share. The term of each warrant was three years and 90 days and became exercisable three years after issuance. The warrants were recorded at fair value as of August 31, 2005. These warrants were exercised on November 21, 2008.

During August, 2005, Coastal Credit effected a private placement of $7.7 million in subordinated debentures, due 2008, bearing interest at 12% per annum. Mr. John W. Rose and members of his family purchased $1.5 million, a family partnership of William E. McKnight purchased $1.5 million of such debentures and certain employees of Castle Creek purchased $0.3 million of such debentures. Coastal Credit prepaid in full the subordinated debentures during April and May 2007. Interest expense for the subordinated debentures owned by these related parties were approximately $0.2 million for the year ended December 31, 2007.

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

Coastal Credit and Mr. McKnight are parties to a letter agreement with respect to use of an aircraft owned by McKnight L.L.C., an entity controlled by Mr. McKnight. The aircraft is a Beechcraft King Air™ B200 twin engine turbo prop. The agreement provides that Coastal Credit will pay McKnight L.L.C. $14,000 per month to defray expenses associated with ownership of the aircraft in consideration for Mr. McKnight’s willingness to make the aircraft available for business use by key employees of Coastal Credit. Coastal Credit is required to pay additional amounts in any month in which its aircraft usage exceeds prescribed amounts. Six months prior written notice is required to withhold availability of the monthly payment or the plane. During 2008 and 2007, approximately $170,000 was paid for this purpose each year.

On November 8, 2005, White River entered into an expense sharing agreement with Castle Creek and Castle Creek Advisors LLC (collectively, “Castle Creek Entities”). The Castle Creek Entities will provide various facilities, equipment and services to White River for a fee that represents an allocation of actual Castle Creek Entities expenses proportionate to facilities, equipment and services provided to White River. This agreement was effective from September 1, 2005 and shall continue until terminated by either party upon 30 days’ prior written notice. During 2008 and 2007, approximately $22,800 was paid each year for this purpose.

White River paid a management fee to Mark Ruh, an employee of Castle Creek, during 2008 for services rendered of approximately $632,000. During 2007, this fee was approximately $182,000.

11.  INCOME TAXES

UAC incurred net operating losses for federal income tax purposes for the years ended June 30, 2003, 2004, 2005. White River will carry forward these tax losses to future periods. Net operating loss carryforwards for federal income tax purposes were $97.0 million and $100.1 million as of December 31, 2008 and 2007, respectively. These tax losses will expire during 2022 through 2024.

White River adopted FIN 48 on January 1, 2007. The implementation of FIN 48 did not impact White River’s financial statements. As of December 31, 2008, there were no unrecognized tax benefits.

White River recognizes interest and penalties, if any, on tax assessments or tax refunds in the financial statements as a component of income tax expense.

White River and its subsidiaries are subject to taxation by the United States and by various state jurisdictions.  With some exceptions, White River’s consolidated tax returns for its 2004 tax year and forward remain open to examination by tax authorities.  Also, net operating losses carried forward from prior years remain open to examination by tax authorities.  With some exceptions, White River is no long subject to federal or state examinations by tax authorities for years before 2004.

The composition of income tax expense (benefit) is as follows for the years ended December 31 (in thousands):

	2008	2007

Current tax expense	$153	$232
Deferred tax expense (benefit)	(8,328)	7,083
Valuation allowance reversal	(64)	(536)

Income tax expense (benefit)	$(8,239)	$6,779

The effective income tax rate differs from the statutory federal corporate tax rate as follows for the years ended December 31:

	2008	2007

Statutory rate	35.0%	35.0%
State income taxes	1.5	1.5
Valuation allowance and other	-	(0.2)
Bankruptcy and other costs not deductible	(0.2)	0.2

Effective rate	36.3%	36.5%

The composition of deferred income taxes is as follows as of December 31 (in thousands):

	2008	2007

Deferred tax assets:
Net operating loss carryforward	$36,058	$37,223
AMT credit carryforward	1,020	965
Basis difference in goodwill	9,076	-
Allowance for estimated credit losses	2,737	2,467
Restricted stock awards	222	357
Total deferred tax assets	49,113	41,012
Valuation allowance	(1,035)	(1,099)
	48,078	39,913

Deferred tax liabilities:
Basis difference in creditor notes payable	652	623
Basis difference in goodwill	-	2,752
Straight line vs. actuarial discount earned	360	351
Other	120	156
Total deferred tax liabilities	1,132	3,882

Net deferred tax assets	$46,946	$36,031

12.  STOCK-BASED COMPENSATION

On October 26, 2005, the board of directors of White River adopted the White River Capital, Inc. Directors Stock Compensation Plan. The plan provides for the payment of a portion of regular fees to certain members of the board of directors in the form of shares of White River common stock. The cost that has been charged against income for this plan was $140,000 during the years ended December 31, 2008 and 2007. The total income tax benefit recognized in the income statement for this share-based compensation arrangement was $51,100 for the years ended December 31, 2008 and 2007. The terms of the plan includes the reservation of 50,000 shares of White River common stock for issuance under the plan. As of December 31, 2008, approximately 15,700 shares had been issued under this plan resulting in approximately 34,300 shares available to be issued.

Effective January 1, 2006, the restated employment agreement between Coastal Credit and William McKnight, President of Coastal Credit, includes a long-term incentive award. This award provides for the payment, in cash, of the value of 100,000 shares of White River stock, vesting in three annual increments of 33,333.33 shares on January 1, 2007, 2008 and 2009. In accordance with SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), this award is accounted for as a liability award. The value of payment is determined based on the mean of the trading value of White River shares for 20 trading days prior to the vesting date. Compensation expense related to this award approximated $250,000 and $613,000 for the years ended December 31, 2008 and 2007, respectively, and is included in salaries and benefits expense in the accompanying consolidated statements of operations. The total income tax benefit recognized in the income statement for this share-based compensation arrangement was approximately $91,300 and $223,700 for the years ended December 31, 2008 and 2007, respectively.

On May 5, 2006, White River shareholders approved the White River Capital, Inc. 2005 Stock Incentive Plan. The purpose of this plan is to offer certain employees, non-employee directors, and consultants the opportunity to acquire a proprietary interest in White River. The plan provides for the grant of options, restricted stock awards and performance stock awards. The total number of options and stock awards that may be awarded under the plan may not exceed 250,000. As of December 31, 2008, White River awarded restricted stock awards totaling 98,100 shares and 55,800 of these shares have vested and have been issued and 20,900 shares have been forfeited.  Forfeited shares are available for the purposes of the plan. White River has not issued stock options as of December 31, 2008. The following is a summary of the status of White River’s non-vested restricted stock awards and changes during the years then ended:

	Years Ended December 31,
	2008		2007
Restircted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Beginning nonvested awards	54,300	$14.91	86,400	$14.25
Granted	-	-	5,100	23.10
Vested	(26,000)	14.56	(29,800)	14.55
Forfeited	(6,900)	15.40	(7,400)	14.25
Ending nonvested awards	21,400	$14.99	54,300	$14.91

The value of restricted awards is determined based on the trading value of White River shares on the grant date. An estimated forfeiture rate of 7% was used. Compensation expense related to these awards approximated $379,600 and $352,600 for years ended December 31, 2008 and 2007, respectively, and is included in salaries and benefits expense in the accompanying consolidated statements of operations. The total income tax benefit recognized in the income statement for this share-based compensation arrangement was approximately $138,500 and $128,700 for the years ended December 31, 2008 and 2007, respectively. There was $41,000 and $1.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted as of December 31, 2008 and 2007, respectively. That cost is expected to be recognized over a weighted-average period of 1.3 years and 1.1 years as of December 31, 2008 and 2007, respectively.

13.  BUSINESS SEGMENT INFORMATION

Set forth in the table below is certain financial information with respect to White River’s operating segments as discussed in Note 1. All taxes are recorded at Corporate and Other. UAC and Coastal Credit are limited liability companies and are consolidated with White River for tax purposes.

For The Year Ended December 31, 2008	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$8,170	$29,366	$19	$37,555

Interest expense	(221)	(2,499)	-	(2,720)

Net interest margin	7,949	26,867	19	34,835

Recovery (provision) for estimated credit losses	953	(8,556)	-	(7,603)

Net interest margin after recovery (provision) for estimated credit losses	8,902	18,311	19	27,232

Total other revenues (expenses) (1)	(12,784)	(11,103)	8,517	(15,370)

Goodwill impairment	-	-	(34,536)	(34,536)

Income (loss) before income taxes	(3,882)	7,208	(26,000)	(22,674)

Income tax benefit	-	-	8,239	8,239

Net income (loss)	$(3,882)	$7,208	$(17,761)	$(14,435)

For The Year Ended December 31, 2007	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$17,548	$30,242	$77	$47,867

Interest expense	(1,036)	(4,088)	(990)	(6,114)

Net interest margin	16,512	26,154	(913)	41,753

Recovery (provision) for estimated credit losses	2,086	(8,329)	-	(6,243)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	18,598	17,825	(913)	35,510

Total other revenues (expenses) (2)	(19,457)	(11,117)	13,641	(16,933)

Income (loss) before income taxes	(859)	6,708	12,728	18,577

Income tax expense	-	-	(6,779)	(6,779)

Net income (loss)	$(859)	$6,708	$5,949	$11,798

(1)
Depreciation and amortization is included in total other revenues (expenses) and was approximately $8,000, $222,000 and $187,000 for UAC, Coastal Credit and Corporate and Other for the year ended December 31, 2008.

(2)
Depreciation and amortization is included in total other revenues (expenses) and was approximately $7,000, $193,000 and $277,000 for UAC, Coastal Credit and Corporate and Other for the year ended December 31, 2007.

The following table presents assets with respect to White River’s operating segments (in thousands) at:

	December 31,
	2008	2007

Corporate and other	$51,795	$36,709
Coastal Credit	85,408	116,447
UAC	1,625	13,409

	$138,828	$166,565

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

	Years Ended December 31,
	2008	2007

Net income (loss) in thousands	$(14,435)	$11,798

Weighted average shares outstanding	3,887,093	3,840,663

Incremental shares from assumed conversions:
Warrants	-	81,669
Stock award plans	-	25,310

Weighted average shares and assumed incremental shares	3,887,093	3,947,642

Earnings per share:

Basic	$(3.71)	$3.07

Diluted	$(3.71)	$2.99

As a result of the net loss for the year ended December 31, 2008, the diluted earnings per share would be anti-dilutive in nature. No potential common shares are to be included in the computation of any diluted per-share amount when a loss from continuing operations exists. As a result, there were 7,087 incremental shares of common stock equivalents excluded from the computation for the year ended December 31, 2008.

QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly financial results (dollars in thousands, except per share data):

Fiscal Year Ended December 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total interest income	$11,635	$9,432	$8,515	$7,973

Net interest margin	$10,803	$8,789	$7,900	$7,343

Other expense, net	$(3,740)	$(4,797)	$(3,418)	$(3,415)

Goodwill impairment	$-	$-	$(34,536)	$-

Net income (loss)	$3,724	$1,493	$(20,472)	$820

Basic earnings per share	$0.96	$0.39	$(5.29)	$0.21

Diluted earnings per share	$0.94	$0.38	$(5.29)	$0.21

Basic weighted average shares	3,863,507	3,872,133	3,872,610	3,939,701

Diluted weighted average shares	3,942,503	3,928,612	3,872,610	3,954,502

Fiscal Year Ended December 31, 2007
Total interest income	$18,464	$9,104	$9,343	$10,956

Net interest margin	$16,474	$7,556	$7,936	$9,787

Other expense, net	$(4,802)	$(4,109)	$(4,164)	$(3,858)

Net income	$7,011	$1,660	$1,491	$1,636

Basic earnings per share	$1.83	$0.43	$0.39	$0.43

Diluted earnings per share	$1.78	$0.42	$0.38	$0.42

Basic weighted average shares	3,835,458	3,842,287	3,842,287	3,842,557

Diluted weighted average shares	3,937,280	3,949,069	3,952,893	3,940,991

15.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The interest rate for the line of credit is a variable rate based on LIBOR. As a result, the carrying value of the line of credit approximates fair value.

Accrued interest is paid monthly. As a result of the short term nature of this activity, the carrying value of the accrued interest approximates fair value.

White River’s adoption of SFAS No. 159 applied solely to creditor notes payable. Creditor notes payable consists of debt owed to the one remaining third party creditor from the UAC bankruptcy.

With the adoption of SFAS No. 159, creditor notes payable is recorded at fair value which represents the present value of the amount that UAC anticipates paying to the creditors from the residual assets of the finance receivables. UAC’s finance receivables are in essence the only asset UAC has remaining to pay the creditor notes payable.

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

White River and its subsidiaries’ obligations under operating lease agreements were $0.7 million for the year ended December 31, 2008.  The following table represents obligations under current operating lease agreements (in thousands):

Year	Total
2009	$537
2010	104
2011	11

17.  SUMMARY OF STOCK TRANSFER RESTRICTIONS AND RELATED PROVISIONS

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

ITEM 9A(T).  CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

White River carried out an evaluation, under the supervision of its Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of the design and operation of White River’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15 as of December 31, 2008. Based upon that evaluation, the Chief Executive Officer, President and Chief Financial Officer concluded that, at December 31, 2008, White River’s disclosure controls and procedures are effective in accumulating and communicating to management (including such officers) the information required to be included in White River’s periodic SEC filings.

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

White River’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2008.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, White River’s management concluded that, as of December 31, 2008, White River’s internal control over financial reporting is effective based on those criteria.

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

During White River’s fiscal quarter ended December 31, 2008, there were no changes in White River’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect White River’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

Information contained under the captions “Proposal 1: Election of Directors,” “Executive Officers,” “Executive Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in White River’s proxy statement for the 2009 annual meeting of shareholders (“Proxy Statement”) is incorporated herein by reference.

Code of Ethics

 White River has adopted the White River Capital, Inc. Code of Business Conduct and Ethics (“code of ethics”), a code of ethics that applies to the Chief Executive Officer, President and Chief Financial Officer.

Audit Committee and Audit Committee Financial Expert

The information with respect to White River’s audit committee and its audit committee financial expert contained under the caption “Corporate Governance and Board Committees – Audit Committee” in White River’s Proxy Statement is incorporated herein by reference.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2008, the following shares were authorized to be issued under White River’s equity compensation plans:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	21,400[1]	$0.00	213,902[2]
Equity compensation plans not approved by security holders	0	0	0
Total	204,300[1]	$0.00	213,902[2]
1  Includes 21,400 shares issuable pursuant to outstanding performance awards under the 2005 Stock Incentive Plan.
2  Includes 179,600 shares issuable pursuant to the 2005 Stock Incentive Plan in the form of stock options, restricted stock awards, or performance stock awards, and 34,302 shares issuable pursuant to the 2005 Directors Stock Compensation Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information contained under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance and Board Committees – Director Independence” in the Proxy Statement is incorporated herein by reference in response to this Item 13.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

3.       Exhibits

The following documents are included or incorporated by reference in this Annual Report on Form 10K:

2.1
Agreement and Plan of Merger between White River Capital, Inc. and First Chicago Bancorp dated as of June 27, 2008 (incorporated by reference to Exhibit 2.1 of registrant’s Form 8-K filed July 2, 2008)

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
4.2
Article 5 – “Number of Shares,” Article 6 – “Terms of Shares,” Article 10 – “Transfer and Ownership Restrictions” and Article 11 – “Miscellaneous Provisions”  (concerning the applicability of the Indiana Control Share Acquisitions Chapter and the Indiana Business Combinations Chapter) of registrant’s Articles of Incorporation (incorporated by reference to registrant’s Articles of Incorporation filed as Exhibit 3.1 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

4.3
Article III – “Shareholder Meetings,” Article VI – “Certificates for Shares” and Article VII, Section 3 – “Corporate Books and Records” of registrant’s Code of By-laws (incorporated by reference to registrant’s Code of By-laws filed as Exhibit 3.2 of the registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

4.4
Second Amended and Restated Plan of Reorganization of Union Acceptance Corporation dated August 8, 2003 (incorporated by reference to Exhibit 4.6 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

4.5(a)
Amended Finance Agreement dated April 16, 2001, between Coastal Credit, LLC and Wells Fargo Financial Preferred Capital, Inc. (incorporated by reference to Exhibit 4.8(a) of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

4.5(b)
First Amendment to Finance Agreement dated March 22, 2004, between Coastal Credit, LLC and Wells Fargo Financial Preferred Capital, Inc. (incorporated by reference to Exhibit 4.8(b) of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

4.5(c)
Second Amendment to Finance Agreement, dated August 24, 2005, between Coastal Credit LLC and Wells Fargo Financial Preferred Capital, Inc. (including replacement Promissory Note and White River Capital Inc. Guaranty) (incorporated by reference to Exhibit 4.1 of registrant’s Form 8-K filed September 2, 2005)

4.5(d)
Third Amendment to Finance Agreement, dated January 2, 2007, between Coastal Credit LLC and Wells Fargo Financial Preferred Capital, Inc. (incorporated by reference to Exhibit 4.8(d) of the registrant’s 2006 Annual Report on Form 10-K filed on March 16, 2007)

4.6
Regulation S-K, Item 601(b)(4)(iii) undertaking to furnish debt instruments to the Commission upon request (incorporated by reference to Exhibit 4.9 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

10.1
Warrant Issuance Agreement dated March 9, 2005, between registrant, Union Acceptance Corporation, Castle Creek Capital, L.L.C., Castle Creek Capital Partners Fund IIa, LP and Castle Creek Capital Partners Fund IIb, LP, as amended (incorporated by reference to Exhibit 10.1 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

10.2
Memorandum of Understanding dated February 15, 2005, among registrant, Union Acceptance Corporation and the Plan Committee under Union Acceptance Corporation’s Second Amended and Restated Plan of Reorganization (incorporated by reference to Exhibit 10.2 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

10.3
Summary of arrangement between Union Acceptance Corporation and Castle Creek Capital, LLC (incorporated by reference to Exhibit 10.5 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

10.4(a)
Employment Agreement dated April 1, 1998, between Coastal Credit, LLC and William E. McKnight (incorporated by reference to Exhibit 10.6 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

10.4(b)	Restated Employment Agreement, as of December 28, 2005, between William E. McKnight and Coastal Credit LLC (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed January 10, 2006
10.5	White River Capital, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 of registrant’s Form S-8 (File No. 333-130187))
10.6
Expense Sharing Agreement, dated November 8, 2005, between White River Capital, Inc. and Castle Creek Capital, LLC and Castle Creek Advisors LLC (incorporated by reference to Exhibit 10.1 of registrant’s Form 10-Q for the period ended September 30, 2005)

10.7	White River Capital Inc. Directors Stock Compensation Plan (incorporated by reference to Exhibit 10.2 of registrant’s Form 10-Q for the period ended September 30, 2005)
10.8
Employment Agreement dated as of June 27, 2008 by and among Castle Creek Capital, L.L.C., First Chicago Bancorp, White River Capital, Inc., and Mark Ruh (incorporated by reference to Exhibit 99.1 of registrant’s Current Report on Form 8-K filed by the registrant on July 2, 2008)

10.9
Employment Agreement dated as of June 27, 2008 by and among Castle Creek Capital, L.L.C., First Chicago Bancorp, White River Capital, Inc., and Martin J. Szumski (incorporated by reference to Exhibit 99.2 of registrant’s Current Report on Form 8-K filed by the registrant on July 2, 2008)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of registrant’s Form 10-K for the year ended December 31, 2005)
21.1	Subsidiaries of White River Capital, Inc. (incorporated by reference to Exhibit 21.1 of registrant’s Form 10-K for the year ended December 31, 2005)
23.1	Consent of McGladrey & Pullen LLP
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

White River Capital, Inc.
(Registrant)

March 13, 2009	By:	/s/ Martin J. Szumski
Martin J. Szumski
Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Date

/s/ John M. Eggemeyer	Chairman and Chief Executive Officer, Director (Principal Executive Officer)	March 13, 2009
John M. Eggemeyer

/s/ Mark R. Ruh	President, Chief Operating Officer and Director	March 13, 2009
Mark R. Ruh

/s/ Martin J. Szumski	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2009
Martin J. Szumski

/s/ Thomas C. Heagy	Director	March 13, 2009
Thomas C. Heagy

/s/ William E. McKnight	Director	March 13, 2009
William E. McKnight

/s/ Daniel W. Porter	Director	March 13, 2009
Daniel W. Porter

/s/ John W. Rose	Director	March 13, 2009
John W. Rose

/s/ Richard D. Waterfield	Director	March 13, 2009
Richard D. Waterfield