Form 10-Q
period 2009-03-31
White River Capital Inc
filed 2009-05-14
CIK 1318545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No

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

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 14, 2009, there were 4,061,386 shares outstanding of the issuer’s Common Stock, without par value.

WHITE RIVER CAPITAL, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009
- INDEX -

Part I   Financial Information

ITEM 1.   FINANCIAL STATEMENTS.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

ASSETS	March 31, 2009	December 31, 2008

Cash and cash equivalents	$6,279	$6,403
Finance receivables—net	87,229	84,187
Deferred tax assets—net	46,255	46,946
Other assets	1,377	1,292

TOTAL	$141,140	$138,828

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Line of credit	42,000	40,500
Accrued interest	120	165
Creditor notes payable	53	128
Other payables and accrued expenses	1,647	1,949

Total liabilities	43,820	42,742

SHAREHOLDERS’ EQUITY:
Preferred Stock, without par value, authorized 3,000,000 shares; none issued and outstanding	-	-
Common Stock, without par value, authorized 20,000,000 shares; 4,060,586 and 4,022,853 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	182,544	182,462
Accumulated other comprehensive income, net of taxes	88	210
Accumulated deficit	(85,312)	(86,586)

Total shareholders’ equity	97,320	96,086

TOTAL	$141,140	$138,828

See notes to condensed consolidated financial statements.

Part I   Financial Information

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarters Ended March 31,
	2009	2008
INTEREST:
Interest on receivables	$7,457	$8,070
Accretion and other interest	204	3,565

Total interest income	7,661	11,635

Interest expense	(381)	(832)

Net interest margin	7,280	10,803

Provision for estimated credit losses	(1,812)	(1,197)

Net interest margin after provision for estimated credit losses	5,468	9,606

OTHER REVENUES (EXPENSES):
Salaries and benefits	(2,119)	(2,294)
Third party servicing expense	(14)	(114)
Other operating expenses	(1,404)	(1,411)
Change in fair market valuation of creditor notes payable	2	(46)
Gain from deficiency account sale	162	159
Other expense	(51)	(34)

Total other revenues (expenses)	(3,424)	(3,740)

INCOME BEFORE INCOME TAXES	2,044	5,866

INCOME TAX EXPENSE	(770)	(2,142)

NET INCOME	$1,274	$3,724

NET INCOME PER COMMON SHARE (BASIC)	$0.31	$0.96

NET INCOME PER COMMON SHARE (DILUTED)	$0.31	$0.94

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,046,568	3,863,507

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,050,060	3,942,503

See notes to condensed consolidated financial statements.

Part I   Financial Information

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Quarters Ended March 31,
	2009	2008

NET INCOME	$1,274	$3,724

OTHER COMPREHENSIVE INCOME:
Net unrealized change on recombined assets and Beneficial Interest in Master Trust, net of tax	(123)	(2,254)

COMPREHENSIVE INCOME	$1,151	$1,470

See notes to condensed consolidated financial statements.

Part I   Financial Information

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Quarters Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,274	$3,724
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of other comprehensive income	(193)	(3,550)
Accretion of securitization discount	(26)	(485)
Provision for estimated credit losses	1,811	1,197
Amortization and depreciation	118	108
Amortization of discount and interest accrued on creditor notes payable	-	(106)
Deferred income taxes	762	2,085
Change in fair value of creditor notes payable	(2)	46
Stock based compensation expense	82	252
Changes in assets and liabilities:
Accrued interest receivable and other assets	(180)	(14)
Other payables and accrued expenses	(345)	(613)
Net cash provided by operating activities	3,301	2,644

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of finance receivables	(16,666)	(14,483)
Collections on finance receivables	11,144	12,631
Principal collections and recoveries on receivables held for investment	691	5,465
Capital expenditures	(18)	(24)
Net cash provided by (used in) investing activities	(4,849)	3,589

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on creditor notes payable	(76)	(480)
Net borrowing (repayment) on line of credit	1,500	(6,000)
Net cash provided by (used in) financing activities	1,424	(6,480)

DECREASE IN CASH AND CASH EQUIVALENTS	(124)	(247)
CASH AND CASH EQUIVALENTS—Beginning of year	6,403	3,785
CASH AND CASH EQUIVALENTS—End of period	$6,279	$3,538

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$695	$1,058

See notes to condensed consolidated financial statements.

Part I   Financial Information

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) QUARTERS ENDED MARCH 31, 2009 AND 2008

1. BASIS OF PRESENTATION

The foregoing condensed consolidated financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods presented have been included. Results for any interim period are not necessarily indicative of results to be expected for the year ending December 31, 2009.

The condensed consolidated unaudited interim financial statements have been prepared in accordance with Form 10-Q specifications and therefore do not include all information and footnotes normally shown in annual financial statements. These interim period financial statements should be read in conjunction with the consolidated financial statements that are included in the Annual Report on Form 10-K for the year ended December 31, 2008 of White River Capital, Inc., which is available online at www.WhiteRiverCap.com or www.sec.gov.

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

2. GENERAL DISCUSSION

White River Capital, Inc. (“White River” or the “Company”) is a holding company for specialized indirect auto finance businesses, with two principal operating subsidiaries, Coastal Credit LLC (“Coastal Credit”) and Union Acceptance Company LLC (“UAC”). Coastal Credit based in Virginia Beach, Virginia, is a specialized subprime auto finance company engaged in acquiring subprime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks.  Coastal Credit then services the receivables it acquires. Coastal Credit operates in 21 states through 17 offices. UAC, based in Indianapolis, Indiana, holds and oversees its portfolio of approximately $0.5 million in non-prime auto receivables, as of March 31, 2009.

UAC operates under a bankruptcy plan of reorganization under which UAC must pay net proceeds from its residual interest in its receivables portfolios and other estate assets to creditors holding notes and claims under the plan. White River owns substantially all of such notes and claims.  UAC’s bankruptcy case was closed in January 2007.

On June 27, 2008, White River and First Chicago Bancorp ("First Chicago”) signed a definitive agreement and plan of merger pursuant to which First Chicago will merge into White River.  Terms of the agreement call for shareholders of First Chicago to receive one share of White River common stock for each two shares of First Chicago common stock.  Subject to consummation of the merger and effective registration of the shares of common stock to be issued to First Chicago’s shareholders in the merger with the U.S. Securities and Exchange Commission (“SEC”), and approval for listing of such shares with the NYSE Amex the common stock issued to First Chicago shareholders will be listed on the NYSE Amex. White River does not anticipate that the merger will be consummated on the terms reflected in the merger agreement as initially executed and is engaging in discussions with First Chicago regarding possible alternative transaction terms (including a change of the exchange ratio).

Part I   Financial Information

3. FINANCE RECEIVABLES – NET

Coastal Credit

Finance receivables – net acquired by Coastal Credit generally have original terms ranging from 32 to 48 months and are secured by the related vehicles.

Coastal Credit finance receivables – net outstanding were as follows (in thousands):

	March 31,	December 31,
	2009	2008

Finance receivables, gross	$109,055	$104,599
Unearned interest	(2,920)	(3,076)
Finance receivables, net of unearned finance charge income	106,135	101,523

Accretable unearned acquisition discounts and fees	(11,726)	(10,836)
Finance receivables, net of unearned finance charge income and discounts and fees	94,409	90,687

Allowance for loan losses	(7,685)	(7,560)

Finance receivables, net	$86,724	$83,127

Activity in the Coastal Credit allowance for loan losses on finance receivables is as follows (dollars in thousands):

	Quarters Ended March 31,
	2009	2008
Balance at beginning of period	$7,560	$6,810
Charge-offs, net of recoveries	(1,801)	(1,609)
Provision for estimated credit losses	1,926	1,609

Balance at the end of the period	$7,685	$6,810

Part I   Financial Information

Union Acceptance Company LLC

UAC finance receivables – net outstanding were as follows (in thousands):

	March 31,	December 31,
	2009	2008

Principal balance of finance receivables	$520	$1,103
Unearned discount	(19)	(45)
Accrued interest receivable	4	9
Allowance for credit losses	-	(7)

Finance receivables—net	$505	$1,060

Activity in the UAC allowance for credit losses is as follows (in thousands):

	Quarters Ended March 31,
	2009	2008

Balance at the beginning of period	$7	$222
Charge-offs	(44)	(331)
Recoveries	151	534
Provision (recovery) for estimated credit losses	(114)	(412)

Balance at the end of the period	$-	$13

4. OTHER ASSETS

Other assets are as follows (in thousands) at:
	March 31,	December 31,
	2009	2008

Receivable from servicer	$6	$-
Prepaid expenses	816	691
Property, equipment and leasehold improvements, net	551	599
Other	4	2
Total other assets	$1,377	$1,292

5. CREDITOR NOTES PAYABLE

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

The following table presents the creditor notes payable (in thousands) on a recurring basis using significant unobservable inputs (Level 3) per SFAS No. 157 at:

	Quarters Ended March 31,
	2009	2008

Beginning balance	$128	$1,324
Total (income) losses included in earnings (recorded as "other revenues (expenses)")	(2)	46
Purchases, issuances and settlements	(73)	(586)

Ending balance	$53	$784

The contractual interest related to the creditor notes payable will continue to be accrued as interest expense and the interest payable will be included in the fair value calculation along with the creditor notes payable on a quarterly basis.  The difference between the aggregate fair value and the unpaid principal balance of creditor notes payable was $1.9 million as of March 31, 2009 and 2008.  The ultimate amount paid on creditor notes payable could differ depending on the actual cash flows from UAC’s finance receivables.

6. INCOME TAXES

White River has adopted FIN 48 and the implementation of FIN 48 did not impact White River’s financial statements. As of December 31, 2008, there were no unrecognized tax benefits.

White River recognizes interest and penalties, if any, on tax assessments or tax refunds in the financial statements as a component of income tax expense.

White River and its subsidiaries are subject to taxation by the United States and by various state jurisdictions.  With some exceptions, White River’s consolidated tax returns for its 2004 tax year and forward remain open to examination by tax authorities.  Also, net operating losses carried forward from prior years remain open to examination by tax authorities.  With some exceptions, White River is no longer subject to federal or state examinations by tax authorities for years before 2004.

Part I   Financial Information

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

Effective January 1, 2006, the restated employment agreement between Coastal Credit and William McKnight, President of Coastal Credit, includes a long-term incentive award. This award provides for the payment, in cash, of the value of 100,000 shares of White River stock, vesting in three annual increments of 33,333.33 shares on January 1, 2007, 2008 and 2009. In accordance with SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), this award is accounted for as a liability award. The value of payment is to be determined based on the mean of the trading value of White River shares for 20 trading days prior to the vesting date. Compensation expense related to this award approximated $145,000 for the quarter ended March 31, 2008. The compensation expense related to this award is included in salaries and benefits expense in the accompanying condensed consolidated statements of operations. This award was fully vested on January 1, 2009. Under Mr. McKnight’s current employment agreement, there are no additional expenses related to the awards, however there are ongoing negotiations for a new employment agreement with Mr. McKnight. It is probable that a new agreement would include new long-term incentive awards.

On May 5, 2006, White River shareholders approved the White River Capital, Inc. 2005 Stock Incentive Plan. The purpose of this plan is to offer certain employees, non-employee directors, and consultants the opportunity to acquire a proprietary interest in White River. The plan provides for the grant of options, restricted stock awards and performance stock awards. The total number of options and stock awards that may be awarded under the plan may not exceed 250,000. As of March 31, 2009, White River awarded restricted stock awards totaling 104,100 shares and 74,400 of these shares have vested and have been issued and 17,300 shares have been forfeited.  Forfeited shares are available for the purposes of the plan. White River has not issued stock options as of March 31, 2009. The following is a summary of the status of White River’s non-vested restricted stock awards and changes during the quarter ended March 31, 2009:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value

Beginning nonvested awards	21,400	$14.99
Granted	6,000	6.45
Vested	(18,600)	14.25
Forfeited	-	-
Ending nonvested awards	8,800	$10.74

The value of restricted awards is determined based on the trading value of White River shares on the grant date. An estimated forfeiture rate of 7% was used. Compensation expense related to these awards approximated $18,000 and $96,000 for quarters ended March 31, 2009 and 2008, respectively. The compensation expense related to these awards is included in salaries and benefits expense in the accompanying consolidated statements of operations. There was $0.1 million and $0.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted and long-term incentive awards as of March 31, 2009 and 2008, respectively. That cost is expected to be recognized over a weighted-average period of 2.1 years and 0.9 years as of March 31, 2009 and 2008, respectively.

Part I   Financial Information

8.   BUSINESS SEGMENT INFORMATION

Set forth in the table below is certain financial information with respect to White River’s segments.

For The Quarter Ended March 31, 2009	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$243	$7,408	$10	$7,661

Interest expense	(43)	(338)	-	(381)

Net interest margin	200	7,070	10	7,280

Recovery (provision) for estimated credit losses	114	(1,926)	-	(1,812)

Net interest margin after recovery (provision) for estimated credit losses	314	5,144	10	5,468

Total other revenues (expenses)	(931)	(2,848)	355	(3,424)

Income (loss) before income taxes	$(617)	$2,296	$365	$2,044

For The Quarter Ended March 31, 2008	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$4,330	$7,301	$4	$11,635

Interest expense	(68)	(764)	-	(832)

Net interest margin	4,262	6,537	4	10,803

Recovery (provision) for estimated credit losses	412	(1,609)	-	(1,197)

Net interest margin after recovery (provision) for estimated credit losses	4,674	4,928	4	9,606

Total other revenues (expenses)	(5,731)	(2,910)	4,901	(3,740)

Income (loss) before income taxes	$(1,057)	$2,018	$4,905	$5,866

The following table presents assets with respect to White River’s segments (in thousands) at:

	March 31,	December 31,
	2009	2008

Corporate and other	$51,194	$51,795
Coastal Credit	89,268	85,408
UAC	678	1,625

	$141,140	$138,828

Part I   Financial Information

9.   EARNINGS PER SHARE

Basic earnings per share are calculated by dividing the reported net income for the period by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding during a period is weighted for the portion of the period that the shares were outstanding. Diluted earnings per share include the dilutive effect of warrants that were granted on August 31, 2005 and stock award plans which were issued on January 2, 2009, August 1, 2007 and June 1, 2006. Basic and diluted earnings per share have been computed as follows (dollars in thousands except share and per share data):

	Quarters Ended March 31,
	2009	2008

Net income in thousands	$1,274	$3,724

Weighted average shares outstanding	4,046,568	3,863,507

Incremental shares from assumed conversions:
Warrants	-	68,025
Stock award plans	3,492	10,971

Weighted average shares and assumed incremental shares	4,050,060	3,942,503

Earnings per share:

Basic	$0.31	$0.96

Diluted	$0.31	$0.94

10.   SUBSEQUENT EVENTS

On April 28, 2009, White River entered into amended and restated employment agreements with each of Mark R. Ruh, White River’s President and Chief Operating Officer, and Martin J. Szumski, White River’s Chief Financial Officer.  Each agreement became effective upon signing (which we previously disclosed on Form 8-K filed with the SEC on May 1, 2009).

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

On June 27, 2008, White River and First Chicago Bancorp (“First Chicago”) signed a definitive agreement and plan of merger (the “Merger Agreement”) pursuant to which First Chicago will merge into White River.  Terms of the agreement call for shareholders of First Chicago to receive one share of White River common stock for each two shares of First Chicago common stock.  Subject to consummation of the merger and effective registration of the shares of common stock to be issued to First Chicago’s shareholders in the merger with the SEC, and approval for listing of such shares with the NYSE Amex the common stock issued to First Chicago shareholders will be listed on the NYSE Amex.  White River does not anticipate that the merger will be consummated on the terms reflected in the merger agreement as initially executed and is engaging in discussions with First Chicago regarding possible alternative transaction terms (including a change of the exchange ratio).

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

The ultimate realization of the deferred tax asset depends on White River’s ability to generate sufficient taxable income in the future and its ability to prevent an ownership change from occurring for tax purposes. The valuation allowance has been derived pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, and reduces the total deferred tax asset to an amount that will “more likely than not” be realized. The implementation of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes did not impact White River’s consolidated financial statements. As of December 31, 2008, there were no unrecognized tax benefits.

Results of Operations

The Quarter Ended March 31, 2009 Compared to the Quarter Ended March 31, 2008 – Overview

Net income was $1.3 million, or $0.31 per diluted share, for the quarter ended March 31, 2009, compared to net income of $3.7 million, or $0.94 per diluted share, for the quarter ended March 31, 2008. The following items contributed to the decrease of net income:

▪	Interest on receivables was $7.5 million and $8.1 million for the quarters ended March 31, 2009 and 2008, respectively. This decline is the result of the continued liquidation of the UAC receivables.

▪
Accretion and other income decreased $3.4 million to $0.2 million for the quarter ended March 31, 2009 as compared to $3.6 million for the same period during 2008. This decline is the result of the decline of accretion income related to accumulated other comprehensive income.

▪	A provision for estimated credit losses of $1.8 million was recognized for the quarter ended March 31, 2009 compared to $1.2 million for the quarter ended March 31, 2008.

The above decreases in net income were partially offset by a decrease in interest expense for the quarter ended March 31, 2009 of $0.4 million as the result of the reductions of debt and interest rates as compared to the quarter ended March 31, 2008.

Part I   Financial Information

Discussion of Results

The following table presents consolidated financial information for White River for the periods indicated (in thousands):

For The Quarter Ended March 31, 2009	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$49	$7,408	$-	$7,457
Accretion and other interest	194	-	10	204

Total interest income	243	7,408	10	7,661

Interest expense	(43)	(338)	-	(381)

Net interest margin	200	7,070	10	7,280

Recovery (provision) for estimated credit losses	114	(1,926)	-	(1,812)

Net interest margin after recovery (provision) for estimated credit losses	314	5,144	10	5,468

OTHER REVENUES (EXPENSES):
Salaries and benefits	(42)	(1,978)	(99)	(2,119)
Operating expenses	(76)	(791)	(537)	(1,404)
Third party servicing expense	(14)	-	-	(14)
Change in fair market valuation of creditor liabilities	2	-	-	2
Gain from extinguishment of debt	(991)	-	991	-
Gain from deficiency account sale	162	-	-	162
Other income (expense)	28	(79)	-	(51)

Total other revenues (expenses)	(931)	(2,848)	355	(3,424)

Income (loss) before income taxes	(617)	2,296	365	2,044

Income tax expense	-	-	(770)	(770)

Net income (loss)	$(617)	$2,296	$(405)	$1,274

For The Quarter Ended March 31, 2008	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$769	$7,301	$-	$8,070
Accretion and other interest	3,561	-	4	3,565

Total interest income	4,330	7,301	4	11,635

Interest expense	(68)	(764)	-	(832)

Net interest margin	4,262	6,537	4	10,803

Recovery (provision) for estimated credit losses	412	(1,609)	-	(1,197)

Net interest margin after recovery (provision) for estimated credit losses	4,674	4,928	4	9,606

OTHER REVENUES (EXPENSES):
Salaries and benefits	(78)	(2,041)	(175)	(2,294)
Operating expenses	(144)	(801)	(466)	(1,411)
Third party servicing expense	(114)	-	-	(114)
Change in fair market valuation of creditor liabilities	(46)	-	-	(46)
Gain from extinguishment of debt	(5,542)	-	5,542	-
Gain from deficiency account sale	159	-	-	159
Other income (expense)	34	(68)	-	(34)

Total other revenues (expenses)	(5,731)	(2,910)	4,901	(3,740)

Income (loss) before income taxes	(1,057)	2,018	4,905	5,866

Income tax expense	-	-	(2,142)	(2,142)

Net income (loss)	$(1,057)	$2,018	$2,763	$3,724

Part I   Financial Information

The Quarter Ended March 31, 2009 Compared to the Quarter Ended March 31, 2008

Interest on receivables decreased to $7.5 million for the quarter ended March 31, 2009 as compared to $8.1 million for the quarter ended March 31, 2008 as a result of the continued liquidation of the UAC finance receivable portfolio. Interest on receivables for Coastal Credit increased by $0.1 million. The Coastal Credit average finance receivable balance increased to $92.2 million for the quarter ended March 31, 2009 compared to $85.9 million for the quarter ended March 31, 2008.

Accretion and other interest decreased to $0.2 million compared to $3.6 million for the quarters ended March 31, 2009 and 2008, respectively. This decrease is the result of a decrease in accretion income of the accumulated other comprehensive income from UAC. The individual components of accretion and other interest income are shown in the following table (in thousands):

	Quarters Ended March 31,
	2009	2008

UAC discount accretion from accumulated other comprehensive income	$193	$3,550
Interest on cash balances	11	15

Accretion and other interest income	$204	$3,565

Interest expense decreased 54.2% to $0.4 million compared to $0.8 million for the quarters ended March 31, 2009 and 2008, respectively. Coastal Credit interest expense decreased by $0.4 million to $0.3 million from $0.7 million for the quarters ended March 31, 2009 and 2008, respectively, as a result of the decrease in average debt to $41.1 million compared to $47.0 million, and a reduction in interest rates, for the quarters ended March 31, 2009 and 2008, respectively.

Provision for estimated credit losses was $1.8 million compared to $1.2 million for the quarters ended March 31, 2009 and 2008, respectively. Coastal Credit contributed a provision of $1.9 million and $1.6 million for the quarters ended March 31, 2009 and 2008, respectively. Provision for estimated credit losses is charged to income to bring Coastal Credit’s allowance for estimated credit losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. This provision was partially offset by a recovery of $0.1 million and $0.4 million to the provision for estimated credit losses at UAC for the quarters ended March 31, 2009 and 2008, respectively. This change in recovery for estimated credit losses is a result of declining defaulted receivables between the periods.

Salaries and benefits declined to $2.1 million from $2.3 million for the quarters ended March 31, 2009 and 2008, respectively. This decline can be attributable to the decrease in expense for stock based compensation as a result of awards fully vesting during 2009.

Operating expenses were unchanged at $1.4 million for the quarters ended March 31, 2009 and 2008.

Third party servicing expenses decreased to $14,000 for the quarter ended March 31, 2009 compared to $114,000 for the quarter ended March 31, 2008. UAC is the only segment that incurs this expense. This decrease is the result of the decline in the number of accounts serviced by the third party servicer during the quarter ended March 31, 2009 as compared to March 31, 2008. UAC pays a monthly servicing fee per active receivable. As the number of receivable accounts decreases, the third party servicing expense decreases.

Part I   Financial Information

Income tax expense was $0.8 million for the quarter ended March 31, 2009 compared to $2.1 million for the quarter ended March 31, 2008. The expense is based on the estimated effective tax rates for 2009 and 2008, respectively.

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

Financial Condition as of March 31, 2009 and December 31, 2008

Finance Receivables, Net

Finance receivables, net increased to $87.2 million at March 31, 2009 as compared to $84.2 million at December 31, 2008. UAC finance receivables, net decreased to $0.5 million at March 31, 2009 as compared to $1.1 million at December 31, 2008. Coastal Credit finance receivables, net increased to $86.7 million compared to $83.1 million for the periods ended March 31, 2009 and December 31, 2008, respectively.

A significant number of contracts acquired by Coastal Credit are contracts made with borrowers who are in the United States military.  As of March 31, 2009, 34.8% of the Coastal Credit receivables were with borrowers who are in the United States military as compared to 32.8% as of December 31, 2008.  Coastal Credit believes that having in the portfolio a significant percentage of contracts for which the borrowers are United States military personnel contributes to lower payment delinquency and greater collection personnel efficiency.  Coastal Credit requests that all borrowers who are in the military use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower.  Delinquency of payments on contracts paid by allotment historically has been less than delinquency of payments on contracts not paid by allotment.  As a result, the collection effort associated with the military contracts requires less time, allowing Coastal Credit’s collection staff to focus on an increasing number of non-military contracts.

As of March 31, 2009, Coastal Credit’s finance receivables consisted exclusively of contracts acquired by Coastal Credit without credit recourse to the dealer. Although all the contracts in Coastal Credit’s portfolio were acquired without credit recourse, each dealer remains liable to Coastal Credit for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

Coastal Credit’s policy is to only acquire a contract after the dealer has provided Coastal Credit with the requisite proof that Coastal Credit will have a first priority lien on the financed vehicle, that the borrower has obtained the required collision insurance naming Coastal Credit as loss payee and that the contract has been

Part I   Financial Information

fully and accurately completed and validly executed. Coastal Credit typically buys contracts on an individual basis and occasionally considers portfolio acquisitions as part of its growth strategy.

Accrued Interest Payable

Accrued interest payable was $0.1 million at March 31, 2009, compared to $0.2 million at December 31, 2008. The change in accrued interest payable is the result of the prepayment of the collateralized financing and a decline in the interest rate on the line of credit.

Creditor Notes Payable

Creditor notes payable was approximately $53,000 at March 31, 2009, compared to approximately $128,000 at December 31, 2008. The decrease was the result of distributions to UAC’s third party creditor during the quarter ended March 31, 2009.

Liquidity and Capital Resources for the Quarters Ended March 31, 2009 and 2008

Net cash provided by operating activities was $3.3 million for the quarter ended March 31, 2009 compared to $2.6 million for the quarter ended March 31, 2008. The change in net cash flows is primarily from the reduction of interest on expense from Coastal Credit related to the reduction in the average line of credit between the periods.

Net cash used in investing activities was $4.8 million for the quarter ended March 31, 2009 compared to net cash provided by investing activities of $3.6 million for quarter ended March 31, 2008. This change was primarily the result of a reduction in the principal collection and recoveries on the UAC finance receivable portfolio and the increase in purchases of finance receivables by Coastal Credit during the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008.

Net cash provided by financing activities was $1.4 million for the quarter ended March 31, 2009 compared to net cash used in financing activities of $6.5 million for the quarter ended March 31, 2008. Net cash flows provided by financing activities for the quarter ended March 31, 2009 primarily resulted from the $1.5 million of net borrowings on the line of credit. Net cash used in financing activities for the quarter ended March 31, 2008 primarily resulted from the $6.0 million net repayment on the line of credit.

At March 31, 2009, White River and its subsidiaries had cash and cash equivalents of $6.3 million compared to $3.5 million at March 31, 2008.

Coastal Credit has a revolving credit facility from a lending institution with a maximum borrowing limit at March 31, 2009 of $100.0 million. The maturity date is December 31, 2011. As of March 31, 2009, Coastal Credit had $42.0 million of indebtedness outstanding under this facility as compared to $44.0 million as of March 31, 2008. Total availability under the line of credit was $77.4 million based upon the level of eligible collateral with $35.4 million available in excess of the amount utilized at March 31, 2009. The credit facility is secured by substantially all of the assets of Coastal Credit. In addition, White River has provided an unconditional corporate guaranty. Coastal Credit must maintain specified financial ratios within guidelines established by the lender and is in compliance with these ratios. Interest is paid monthly at a variable rate, based on meeting certain financial criteria. At March 31, 2009, the rate was the London Interbank Offered Rate (“LIBOR”) plus 2.60% (3.10%). There is an annual commitment fee of 1/8 of 1% on the average daily unused commitment. In the event of a significant pay down or an earlier retirement of the revolver commitment, Coastal Credit would sustain certain prepayment penalties. This facility limits distributions Coastal Credit may make to White River to 50% of Coastal Credit’s net income in addition to permitted payments on subordinated debt.

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

Finance Receivables – Coastal Credit

Delinquency experience of finance receivables at Coastal Credit, including unearned interest ($ in thousands):

	March 31, 2009		December 31, 2008
	$	%	$	%

Finance receivables - gross balance	$109,055		$104,599

Delinquencies:
30-59 days	$1,024	0.9%	$1,452	1.4%
60-89 days	964	0.9%	1,269	1.2%
90+ days	2,294	2.1%	1,943	1.9%
Total delinquencies	$4,282	3.9%	$4,664	4.5%

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

Part I   Financial Information

Allowance for loan losses of finance receivables ($ in thousands):

	Quarters Ended March 31,
	2009	2008

Balance at beginning of period	$7,560	$6,810
Charge-offs, net of recoveries	(1,801)	(1,609)
Provision for estimated credit losses	1,926	1,609

Balance at the end of the period	$7,685	$6,810

Net charge-offs	$1,801	$1,609
Finance receivables, net of unearned finance charges	$106,135	$96,945

Allowance for loan losses as a percent of finance receivables, net of unearned finance charges	7.24%	7.02%

Annualized net charge-offs as a percent of finance receivables, net of unearned finance charges	6.79%	6.64%

Allowance for loan losses as a percent of annualized net charge-offs	106.68%	105.81%

Finance Receivables – UAC

Delinquency experience of finance receivables at UAC ($ in thousands):

	March 31, 2009		December 31, 2008
	$	%	$	%

Finance receivables principal balance	$520		$1,103

Delinquencies:
30-59 days	$94	18.1%	$195	17.7%
60-89 days	46	8.8%	76	6.9%
90+ days	9	1.7%	22	2.0%
Total delinquencies	$149	28.7%	$293	26.6%

Part I   Financial Information

Allowance for loan losses of finance receivables ($ in thousands):

	Quarters Ended March 31,
	2009	2008

Balance at the beginning of period	$7	$222
Charge-offs	(44)	(331)
Recoveries	151	534
Recovery for estimated credit losses	(114)	(412)

Balance at the end of the period	$-	$13

Net charge-offs (recoveries)	$(107)	$(203)
Finance receivables	$520	$7,311

Allowance for loan losses as a percent of finance receivables	0.00%	0.18%

Recent Market Developments

Since January 2008, operations of many auto finance companies have been affected by the significant contraction of the personal credit markets and the near elimination of the securitization markets. In addition, there have been auto finance companies which have seen their lines of credit reduced or terminated as a result of the credit crisis. Some companies have been forced to severely curtail loan purchases and originations or shut down operations as a result of a lack of funding. We believe White River is well positioned to continue operations and grow the company responsibly based on the following factors:

•	Coastal Credit is not dependent on the securitization market for financing.

•	At March 31, 2009, there was $35.4 million available, in excess of the amount utilized, from the line of credit, which does not expire until December 2011.

•	White River is very well capitalized with an equity to asset ratio of 69.0% as of March 31, 2009.

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
•
the risk that the proposed merger with First Chicago may not be consummated, or that challenges associated with the integration and operation of the combined company following the merger may increase costs or impair or delay the anticipated benefits of the merger; and

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

Part I   Financial Information

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

Changes in Internal Control Over Financial Reporting

During White River’s fiscal quarter ended March 31, 2009, there were no changes in White River’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect White River’s internal control over financial reporting.

Part II    Other Information

PART II

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 27, 2008, White River announced that its board of directors had authorized a stock repurchase program for up to 150,000, or approximately 3.9%, of White River’s issued and outstanding shares of common stock.  Repurchases under the program are not authorized to begin until the third business day following the filing, with the SEC, of the Form S-4 registration statement relating to White River’s merger transaction with First Chicago.  During the first quarter of 2009, White River made no repurchases of its common stock under the stock repurchase program.

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

White River Capital, Inc.
(Registrant)

May 14, 2009	By:	/s/ Martin J. Szumski
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