Form 10-Q
period 2009-06-30
White River Capital Inc
filed 2009-08-07
CIK 1318545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 001-33257

White River Capital, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-1908796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6051 El Tordo, PO Box 9876
Rancho Santa Fe, California  92067
(Address of principal executive offices/zip code)

Registrant’s telephone number, including area code: (858) 997-6740

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2009, there were 4,061,386 shares outstanding of the issuer’s Common Stock, without par value.

WHITE RIVER CAPITAL, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009

- INDEX -

ii

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

ASSETS	June 30, 2009	December 31, 2008

Cash and cash equivalents	$5,950	$6,403
Finance receivables—net	89,426	84,187
Deferred tax assets—net	45,767	46,946
Other assets	928	1,292

TOTAL	$142,071	$138,828

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Line of credit	$42,000	$40,500
Accrued interest	111	165
Creditor notes payable	34	128
Other payables and accrued expenses	1,620	1,949

Total liabilities	43,765	42,742

SHAREHOLDERS’ EQUITY:
Preferred Stock, without par value, authorized 3,000,000 shares; none issued and outstanding	—	—
Common Stock, without par value, authorized 20,000,000 shares; 4,061,386 and 4,022,853 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	182,573	182,462
Accumulated other comprehensive income, net of taxes	34	210
Accumulated deficit	(84,301)	(86,586)

Total shareholders’ equity	98,306	96,086

TOTAL	$142,071	$138,828

See notes to condensed consolidated financial statements.

PART I.   FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
INTEREST:
Interest on receivables	$7,729	$7,667	$15,187	$15,737
Accretion and other interest	95	1,765	298	5,330

Total interest income	7,824	9,432	15,485	21,067

Interest expense	(389)	(643)	(769)	(1,475)

Net interest margin	7,435	8,789	14,716	19,592

Provision for estimated credit losses	(2,002)	(1,619)	(3,813)	(2,817)

Net interest margin after provision for estimated credit losses	5,433	7,170	10,903	16,775

OTHER REVENUES (EXPENSES):
Salaries and benefits	(1,951)	(2,349)	(4,071)	(4,643)
Third party servicing expense	(12)	(72)	(25)	(187)
Other operating expenses	(1,825)	(2,279)	(3,229)	(3,689)
Change in fair market valuation of creditor notes payable	44	(2)	45	(47)
Gain (loss) from deficiency account sale	4	(1)	166	158
Other expense	(84)	(94)	(137)	(127)

Total other revenues (expenses)	(3,824)	(4,797)	(7,251)	(8,535)

INCOME BEFORE INCOME TAXES	1,609	2,373	3,652	8,240

INCOME TAX EXPENSE	(599)	(880)	(1,368)	(3,021)

NET INCOME	$1,010	$1,493	$2,284	$5,219

NET INCOME PER COMMON SHARE (BASIC)	$0.25	$0.39	$0.56	$1.35

NET INCOME PER COMMON SHARE (DILUTED)	$0.25	$0.38	$0.56	$1.33

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,061,386	3,872,133	4,054,018	3,867,820

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,062,452	3,928,612	4,056,936	3,934,438

See notes to condensed consolidated financial statements.

PART I.   FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

NET INCOME	$1,010	$1,493	$2,284	$5,219

OTHER COMPREHENSIVE INCOME:
Net unrealized change on recombined assets and Beneficial Interest in Master Trust, net of tax	(54)	(1,117)	(176)	(3,371)

COMPREHENSIVE INCOME	$956	$376	$2,108	$1,848

See notes to condensed consolidated financial statements.

PART I.   FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,284	$5,219
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of other comprehensive income	(278)	(5,308)
Accretion of securitization discount	(38)	(725)
Provision for estimated credit losses	3,813	2,817
Amortization and depreciation	226	216
Amortization of discount and interest accrued on creditor notes payable	28	(100)
Gain from disposition of equipment	3	-
Deferred income taxes	1,282	2,927
Change in fair value of creditor notes payable	(46)	48
Stock based compensation expense	111	332
Changes in assets and liabilities:
Accrued interest receivable and other assets	187	203
Other payables and accrued expenses	(380)	(320)
Net cash provided by operating activities	7,192	5,309

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of finance receivables	(32,282)	(29,531)
Collections on finance receivables	22,258	24,147
Principal collections and recoveries on receivables held for investment	1,003	8,818
Capital expenditures	(48)	(52)
Net cash provided by (used in) investing activities	(9,069)	3,382

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on creditor notes payable	(76)	(822)
Net borrowing (repayment) on line of credit	1,500	(8,500)
Net cash provided by (used in) financing activities	1,424	(9,322)

DECREASE IN CASH AND CASH EQUIVALENTS	(453)	(631)
CASH AND CASH EQUIVALENTS—Beginning of year	6,403	3,785
CASH AND CASH EQUIVALENTS—End of period	$5,950	$3,154

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$794	$1,741

See notes to condensed consolidated financial statements.

PART I.   FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) QUARTERS AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

1. BASIS OF PRESENTATION

The foregoing condensed consolidated financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods presented have been included, consisting only of normal recurring adjustments. Results for any interim period are not necessarily indicative of results to be expected for the year ending December 31, 2009.

The condensed consolidated unaudited interim financial statements have been prepared in accordance with Form 10-Q specifications and therefore do not include all information and footnotes normally shown in annual financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2008 is derived from audited financial statements. These interim period financial statements should be read in conjunction with the consolidated financial statements that are included in the Annual Report on Form 10-K for the year ended December 31, 2008 of White River Capital, Inc., which is available online at www.WhiteRiverCap.com or www.sec.gov.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations (“SFAS 141”).  SFAS 141R establishes principles and requirements for how an acquiring entity:  1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and an noncontrolling interest in the acquiree; 2)  recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3)  determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses and retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R is applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier application is prohibited.  White River currently is evaluating the requirements of SFAS 141R for future business combinations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 provides clarity around the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim and annual financial reporting periods ending after June 15, 2009 and shall be applied prospectively.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS 167 amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51 (“FIN 46(R)”), to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity (“VIE”). In addition, SFAS 167 amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE, which was previously only required upon the occurrence of specified events, and requires additional disclosures concerning an enterprise’s continuing involvement with variable interest entities. SFAS 167 is effective for annual periods beginning after November 15, 2009, which is January 1, 2010 for White River, and interim periods within that annual reporting period. White River is currently evaluating the effect, if any, of adopting SFAS 167 on its consolidated financial statements.

PART I.   FINANCIAL INFORMATION

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“Codification”). The Codification will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. White River does not expect the adoption of the codification to result in a change of its current practices.

2. GENERAL DISCUSSION

White River Capital, Inc. (“White River” or the “Company”) is a holding company for specialized indirect auto finance businesses, with two principal operating subsidiaries, Coastal Credit LLC (“Coastal Credit”) and Union Acceptance Company LLC (“UAC”). Coastal Credit based in Virginia Beach, Virginia, is a specialized subprime auto finance company engaged in acquiring subprime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks.  Coastal Credit then services the receivables it acquires. Coastal Credit operates in 21 states through 17 offices. UAC, based in Indianapolis, Indiana, holds and oversees its portfolio of approximately $0.3 million in non-prime auto receivables, as of June 30, 2009.

UAC operates under a bankruptcy plan of reorganization under which UAC must pay net proceeds from its residual interest in its receivables portfolios and other estate assets to creditors holding notes and claims under the plan. White River owns substantially all of such notes and claims. UAC’s bankruptcy case was closed in January 2007.

On June 27, 2008, White River and First Chicago Bancorp (“First Chicago”) signed a definitive agreement and plan of merger (the “Merger Agreement”) providing for the merger of First Chicago with and into White River.  On June 2, 2009, White River delivered a written notification to First Chicago terminating the Merger Agreement, effective immediately.  White River and First Chicago had been engaged in discussions regarding possible alternative transaction terms (including a change of the exchange ratio set forth in the Merger Agreement).  However, the parties were unable to agree upon mutually acceptable alternative terms.  No termination fees were incurred by either party as a result of the termination of the Merger Agreement.

3. FINANCE RECEIVABLES – NET

Coastal Credit

Finance receivables acquired by Coastal Credit generally have original terms ranging from 32 to 48 months and are secured by the related vehicles.

PART I.   FINANCIAL INFORMATION

Coastal Credit finance receivables – net outstanding were as follows (in thousands):

	June 30, 2009	December 31, 2008

Finance receivables, gross	$111,997	$104,599
Unearned interest	(2,709)	(3,076)
Finance receivables, net of unearned finance charge income	109,288	101,523

Accretable unearned acquisition discounts and fees	(12,276)	(10,836)
Finance receivables, net of unearned finance charge income and discounts and fees	97,012	90,687

Allowance for loan losses	(7,860)	(7,560)

Finance receivables, net	$89,152	$83,127

Activity in the Coastal Credit allowance for loan losses on finance receivables is as follows (dollars in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Balance at beginning of period	$7,685	$6,810	$7,560	$6,810
Charge-offs, net of recoveries	(1,899)	(1,729)	(3,699)	(3,338)
Provision for estimated credit losses	2,074	1,854	3,999	3,463

Balance at the end of the period	$7,860	$6,935	$7,860	$6,935

Union Acceptance Company LLC

UAC finance receivables – net outstanding were as follows (in thousands):

	June 30, 2009	December 31, 2008

Principal balance of finance receivables	$278	$1,103
Unearned discount	(7)	(45)
Accrued interest receivable	3	9
Allowance for credit losses	—	(7)

Finance receivables—net	$274	$1,060

PART I.   FINANCIAL INFORMATION

Activity in the UAC allowance for credit losses is as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Balance at the beginning of period	$—	$13	$7	$222
Charge-offs	(41)	(168)	(85)	(499)
Recoveries	113	399	264	933
Provision (recovery) for estimated credit losses	(72)	(234)	(186)	(646)

Balance at the end of the period	$—	$10	$—	$10

4. OTHER ASSETS

Other assets are as follows (in thousands) at:

	June 30, 2009	December 31, 2008

Prepaid expenses	409	691
Property, equipment and leasehold improvements, net	517	599
Other	2	2
Total other assets	$928	$1,292

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

 The following table presents the creditor notes payable (in thousands) recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) at:

	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Beginning balance	$53	$784	$128	$1,324
Total (income) losses included in earnings (recorded as "other revenues (expenses)")	(44)	2	(45)	47
Purchases, issuances and settlements	25	(336)	(49)	(921)
Ending balance	$34	$450	$34	$450

PART I.   FINANCIAL INFORMATION

The contractual interest related to the creditor notes payable will continue to be accrued as interest expense and the interest payable will be included in the fair value calculation along with the creditor notes payable on a quarterly basis.  The difference between the aggregate fair value and the unpaid principal balance of creditor notes payable was $1.9 million as of June 30, 2009 and 2008.  The ultimate amount paid on creditor notes payable could differ depending on the actual cash flows from UAC’s finance receivables.

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

7. STOCK BASED COMPENSATION

On October 26, 2005, the board of directors of White River adopted the White River Capital, Inc. Directors Stock Compensation Plan. The plan provides for the payment of a portion of regular fees to certain members of the board of directors in the form of shares of White River common stock. The terms of the plan include the reservation of 50,000 shares of White River common stock for issuance under the plan.  As of June 30, 2009, 37,951 shares of White River common stock were issued under this plan.

On May 18, 2009, White River entered into an employment agreement with William McKnight, President and Chief Executive Officer of Coastal Credit. This employment agreement includes a long-term incentive award. This award provides for the payment, in cash, of the value of 100,000 shares of White River stock, vesting in three annual increments of 33,333.33 shares on January 1, 2010, 2011 and 2012. This award is accounted for as a liability award. The value of payment is to be determined based on the mean of the trading value of White River shares for 20 trading days prior to the vesting date. Compensation expense related to long-term incentive awards approximated $153,000 and $106,000 for the quarter ended June 30, 2009 and 2008, respectively and $153,000 and $251,000 for the six months ended June 30, 2009 and 2008, respectively. The compensation expense related to this award is included in salaries and benefits expense in the accompanying condensed consolidated statements of operations. Additional compensation costs will be incurred during 2009 based on the changes in White River’s stock price through 2009.

PART I.   FINANCIAL INFORMATION

On May 5, 2006, White River shareholders approved the White River Capital, Inc. 2005 Stock Incentive Plan. The purpose of this plan is to offer certain employees, non-employee directors, and consultants the opportunity to acquire a proprietary interest in White River. The plan provides for the grant of options, restricted stock awards and performance stock awards. The total number of options and stock awards that may be awarded under the plan may not exceed 250,000. As of June 30, 2009, White River awarded restricted stock awards totaling 104,100 shares and 75,400 of these shares have vested and have been issued and 17,300 shares have been forfeited.  Forfeited shares are available for the purposes of the plan. White River has not issued stock options as of June 30, 2009. The following is a summary of the status of White River’s non-vested restricted stock awards and changes during the six months ended June 30, 2009:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value

Beginning nonvested awards	21,400	$14.99
Granted	6,000	6.45
Vested	(19,600)	14.25
Forfeited	—	—
Ending nonvested awards	7,800	$10.29

The value of restricted awards is determined based on the trading value of White River shares on the grant date. An estimated forfeiture rate of 7% was used. Compensation expense related to these awards approximated $9,000 and $94,000 for the quarters ended June 30, 2009 and 2008, respectively and $27,000 and $191,000 for the six months ended June 30, 2009 and 2008, respectively. The compensation expense related to these awards is included in salaries and benefits expense in the accompanying consolidated statements of operations. There was $0.8 million and $0.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted and long-term incentive awards as of June 30, 2009 and 2008, respectively. That cost is expected to be recognized over a weighted-average period of 2.5 years and 0.7 years as of June 30, 2009 and 2008, respectively.

PART I.   FINANCIAL INFORMATION

8. BUSINESS SEGMENT INFORMATION

Set forth in the table below is certain financial information with respect to White River’s reportable segments (in thousands).

For The Quarter Ended June 30, 2009	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$108	$7,706	$10	$7,824

Interest expense	(43)	(346)	—	(389)

Net interest margin	65	7,360	10	7,435

Recovery (provision) for estimated credit losses	72	(2,074)	—	(2,002)

Net interest margin after recovery (provision) for estimated credit losses	137	5,286	10	5,433

Total other expenses	(192)	(2,776)	(856)	(3,824)

Income (loss) before income taxes	$(55)	$2,510	$(846)	$1,609

For The Quarter Ended June 30, 2008	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$2,167	$7,263	$2	$9,432

Interest expense	(56)	(587)	—	(643)

Net interest margin	2,111	6,676	2	8,789

Recovery (provision) for estimated credit losses	234	(1,853)	—	(1,619)

Net interest margin after recovery (provision) for estimated credit losses	2,345	4,823	2	7,170

Total other revenues (expenses)	(3,540)	(2,786)	1,529	(4,797)

Income before income taxes	$(1,195)	$2,037	$1,531	$2,373

For The Six Months Ended June 30, 2009	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$351	$15,115	$19	$15,485

Interest expense	(86)	(683)	—	(769)

Net interest margin	265	14,432	19	14,716

Recovery (provision) for estimated credit losses	186	(3,999)	—	(3,813)

Net interest margin after recovery (provision) for estimated credit losses	451	10,433	19	10,903

Total other expenses	(1,123)	(5,627)	(501)	(7,251)

Income (loss) before income taxes	$(672)	$4,806	$(482)	$3,652

For The Six Months Ended June 30, 2008	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$6,497	$14,564	$6	$21,067

Interest expense	(124)	(1,351)	—	(1,475)

Net interest margin	6,373	13,213	6	19,592

Recovery (provision) for estimated credit losses	645	(3,462)	—	(2,817)

Net interest margin after recovery (provision) for estimated credit losses	7,018	9,751	6	16,775

Total other revenues (expenses)	(9,270)	(5,696)	6,431	(8,535)

Income (loss) before income taxes	$(2,252)	$4,055	$6,437	$8,240

PART I.   FINANCIAL INFORMATION

The following table presents assets with respect to White River’s reportable segments (in thousands) at:

	June 30, 2009	December 31, 2008

Corporate and other	$49,914	$51,795
Coastal Credit	91,625	85,408
UAC	532	1,625

	$142,071	$138,828

9. EARNINGS PER SHARE

Basic earnings per common share are calculated by dividing the reported net income for the period by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding during a period is weighted for the portion of the period that the shares were outstanding. Diluted earnings per common share include the dilutive effect of warrants that were granted on August 31, 2005 and stock award plans which were issued on January 2, 2009, August 1, 2007 and June 1, 2006. Basic and diluted earnings per share have been computed as follows (dollars in thousands except share and per share data):

	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income	$1,010	$1,493	$2,284	$5,219

Weighted average common shares outstanding	4,061,386	3,872,133	4,054,018	3,867,820

Incremental shares from assumed conversions:
Warrants	—	48,043	—	58,898
Stock award plans	1,066	8,436	2,918	7,720

Weighted average common shares and assumed incremental shares	4,062,452	3,928,612	4,056,936	3,934,438

Earnings per common share:

Basic	$0.25	$0.39	$0.56	$1.35

Diluted	$0.25	$0.38	$0.56	$1.33

PART I.   FINANCIAL INFORMATION

10. COMMITMENTS AND CONTIGENCIES

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

11. SUBSEQUENT EVENTS

White River has evaluated its subsequent events (events occurring after June 30, 2009) through August 7, 2009, which represents the date the financial statements were available to be issued. White River did not have subsequent events to report.

PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Founded in 2004, White River Capital, Inc. (“White River”) is a financial services holding company headquartered in Rancho Santa Fe, California with two principal operating subsidiaries.

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

On June 27, 2008, White River and First Chicago Bancorp (“First Chicago”) signed a definitive agreement and plan of merger (the “Merger Agreement”) providing for the merger of First Chicago with and into White River.  On June 2, 2009, White River delivered a written notification to First Chicago terminating the Merger Agreement, effective immediately.  White River and First Chicago had been engaged in discussions regarding possible alternative transaction terms (including a change of the exchange ratio set forth in the Merger Agreement).  However, the parties were unable to agree upon mutually acceptable alternative terms.  No termination fees were incurred by either party as a result of the termination of the Merger Agreement.

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

PART I.   FINANCIAL INFORMATION

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations (“SFAS 141”).  SFAS 141R establishes principles and requirements for how an acquiring entity:  1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and an noncontrolling interest in the acquiree; 2)  recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3)  determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses and retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R is applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier application is prohibited.  White River currently is evaluating the requirements of SFAS 141R for future business combinations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165").  SFAS 195 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 provides clarity around the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim and annual financial reporting periods ending after June 15, 2009 and shall be applied prospectively.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS 167 amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51 (“FIN 46(R)”), to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity (“VIE”). In addition, SFAS 167 amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE, which was previously only required upon the occurrence of specified events, and requires additional disclosures concerning an enterprise’s continuing involvement with variable interest entities. SFAS 167 is effective for annual periods beginning after November 15, 2009, which is January 1, 2010 for White River, and interim periods within that annual reporting period. White River is currently evaluating the effect, if any, of adopting SFAS 167 on its consolidated financial statements.

PART I.   FINANCIAL INFORMATION

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“Codification”). The Codification will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. White River does not expect the adoption of the codification to result in a change of its current practices.

Results of Operations

The Quarter Ended June 30, 2009 Compared to the Quarter Ended June 30, 2008 – Overview

Net income was $1.0 million, or $0.25 per diluted share, for the quarter ended June 30, 2009, compared to net income of $1.5 million, or $0.38 per diluted share, for the quarter ended June 30, 2008. The following items contributed to the decrease of net income:

▪
Accretion and other income decreased $1.7 million to $0.1 million for the quarter ended June 30, 2009 as compared to $1.8 million for the same period during 2008. This decline is the result of the decline of accretion income related to accumulated other comprehensive income.

▪	A provision for estimated credit losses of $2.0 million was recognized for the quarter ended June 30, 2009 compared to $1.6 million for the quarter ended June 30, 2008.

The above decreases in net income were partially offset by the following increases to net income:

▪	Salaries and benefits decreased $0.3 million to $2.0 million for the quarter ended June 30, 2009 as compared to $2.3 million for the quarter ended June 30, 2008.

▪	Other operating expenses decreased to $1.8 million for the quarter ended June 30, 2009 as compared to $2.3 million for the quarter ended June 30, 2008.

▪	A decrease in interest expense for the quarter ended June 30, 2009 of $0.2 million as the result of the reductions of debt and interest rates as compared to the quarter ended June 30, 2008.

The Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008 – Overview

Net income was $2.3 million, or $0.56 per diluted share, for the six months ended June 30, 2009, compared to net income of $5.2 million, or $1.33 per diluted share, for the six months ended June 30, 2008. The following items contributed to the decrease of net income:

▪
Interest on receivables was $15.2 million and $15.7 million for the six months ended June 30, 2009 and 2008, respectively.  This decline is the result of the continued liquidation of the UAC receivables, offset by interest earned on a higher average balance of finance receivables – net from Coastal Credit.

PART I.   FINANCIAL INFORMATION

▪
Accretion and other income decreased $5.0 million to $0.3 million for the six months ended June 30, 2009 as compared to $5.3 million for the same period during 2008. This decline is the result of the decline of accretion income related to accumulated other comprehensive income.

▪	A provision for estimated credit losses of $3.8 million was recognized for the six months ended June 30, 2009 compared to $2.8 million for the six months ended June 30, 2008.

The above decreases in net income were partially offset by the following increases to net income:

▪	Salaries and benefits decreased to $4.1 million for the six months ended June 30, 2009 as compared to $4.6 million for the six months ended June 30, 2008.

▪	Other operating expenses decreased $0.5 million to $3.2 million for the six months ended June 30, 2009 as compared to $3.7 million for the six months ended June 30, 2008.

▪	A decrease in interest expense for the six months ended June 30, 2009 of $0.7 million as the result of the reductions of debt and interest rates as compared to the six months ended June 30, 2008.

PART I.   FINANCIAL INFORMATION

Discussion of Results

The following table presents consolidated financial information for White River for the periods indicated (in thousands):

For The Quarter Ended June 30, 2009	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$23	$7,706	$—	$7,729
Accretion and other interest	85	—	10	95

Total interest income	108	7,706	10	7,824

Interest expense	(43)	(346)	—	(389)

Net interest margin	65	7,360	10	7,435

Recovery (provision) for estimated credit losses	72	(2,074)	—	(2,002)

Net interest margin after recovery (provision) for estimated credit losses	137	5,286	10	5,433

Total other expenses	(192)	(2,776)	(856)	(3,824)

Income (loss) before income taxes	(55)	2,510	(846)	1,609

Income tax expense	—	—	(599)	(599)

Net income (loss)	$(55)	$2,510	$(1,445)	$1,010

For The Quarter Ended June 30, 2008	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$404	$7,263	$—	$7,667
Accretion and other interest	1,763	—	2	1,765

Total interest income	2,167	7,263	2	9,432

Interest expense	(56)	(587)	—	(643)

Net interest margin	2,111	6,676	2	8,789

Recovery (provision) for estimated credit losses	234	(1,853)	—	(1,619)

Net interest margin after recovery (provision) for estimated credit losses	2,345	4,823	2	7,170

Total other revenues (expenses)	(3,540)	(2,786)	1,529	(4,797)

Income (loss) before income taxes	(1,195)	2,037	1,531	2,373

Income tax expense	—	—	(880)	(880)

Net income (loss)	$(1,195)	$2,037	$651	$1,493

PART I.   FINANCIAL INFORMATION

The following table presents consolidated financial information for White River for the periods indicated (in thousands):

For The Six Months Ended June 30, 2009	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$72	$15,115	$—	$15,187
Accretion and other interest	279	—	19	298

Total interest income	351	15,115	19	15,485

Interest expense	(86)	(683)	—	(769)

Net interest margin	265	14,432	19	14,716

Recovery (provision) for estimated credit losses	186	(3,999)	—	(3,813)

Net interest margin after recovery (provision) for estimated credit losses	451	10,433	19	10,903

Total other expenses	(1,123)	(5,627)	(501)	(7,251)

Income (loss) before income taxes	(672)	4,806	(482)	3,652

Income tax expense	—	—	(1,368)	(1,368)

Net income (loss)	$(672)	$4,806	$(1,850)	$2,284

For The Six Months Ended June 30, 2008	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$1,173	$14,564	$—	$15,737
Accretion and other interest	5,324	—	6	5,330

Total interest income	6,497	14,564	6	21,067

Interest expense	(124)	(1,351)	—	(1,475)

Net interest margin	6,373	13,213	6	19,592

Recovery (provision) for estimated credit losses	645	(3,462)	—	(2,817)

Net interest margin after recovery (provision) for estimated credit losses	7,018	9,751	6	16,775

Total other revenues (expenses)	(9,270)	(5,696)	6,431	(8,535)

Income (loss) before income taxes	(2,252)	4,055	6,437	8,240

Income tax expense	—	—	(3,021)	(3,021)

Net income (loss)	$(2,252)	$4,055	$3,416	$5,219

PART I.   FINANCIAL INFORMATION

The Quarter Ended June 30, 2009 Compared to the Quarter Ended June 30, 2008

Interest on receivables remained relatively unchanged at $7.7 million for the quarters ended June 30, 2009 and 2008. Interest on receivables from Coastal Credit increased by $0.4 million to $7.7 million for the quarter ended June 30, 2009 as compared to $7.3 million for the same period 2008. The Coastal Credit average finance receivable balance increased to $95.8 million for the quarter ended June 30, 2009 compared to $87.0 million for the quarter ended June 30, 2008. The increase in interest on receivables from Coastal Credit was offset by a decrease in interest on receivables from UAC of $0.4 million as a result of the continued liquidation of the UAC receivable portfolio.

Accretion and other interest decreased to $0.1 million compared to $1.8 million for the quarters ended June 30, 2009 and 2008, respectively. This decrease is the result of a decrease in accretion income of the accumulated other comprehensive income from UAC. The individual components of accretion and other interest income are shown in the following table (in thousands):

	Quarters Ended June 30,
	2009	2008

UAC discount accretion from accumulated other comprehensive income	$85	$1,758
Interest on cash balances	10	7

Accretion and other interest income	$95	$1,765

Interest expense decreased 39.5% to $0.4 million compared to $0.6 million for the quarters ended June 30, 2009 and 2008, respectively. Coastal Credit interest expense decreased by $0.3 million to $0.3 million from $0.6 million for the quarters ended June 30, 2009 and 2008, respectively, as a result of the decrease in average debt to $42.0 million compared to $42.5 million, and a reduction in interest rates, for the quarters ended June 30, 2009 and 2008, respectively.

Provision for estimated credit losses was $2.0 million compared to $1.6 million for the quarters ended June 30, 2009 and 2008, respectively. Coastal Credit contributed a provision of $2.1 million and $1.9 million for the quarters ended June 30, 2009 and 2008, respectively. Provision for estimated credit losses is charged to income to bring Coastal Credit’s allowance for estimated credit losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. This provision was partially offset by a recovery of $0.1 million and $0.2 million to the provision for estimated credit losses at UAC for the quarters ended June 30, 2009 and 2008, respectively. This change in recovery for estimated credit losses is a result of declining defaulted receivables between the periods.

Salaries and benefits declined to $2.0 million from $2.3 million for the quarters ended June 30, 2009 and 2008, respectively. This decline can be attributable to the decrease in expense for performance based awards paid during 2008 but not in 2009 as well as a decrease in stock based compensation as a result of awards fully vesting during 2009.

Operating expenses declined to $1.8 million from $2.3 million for the quarters ended June 30, 2009 and 2008, respectively. This decrease was primarily a result of non-employee performance based awards paid during 2008 but not in 2009, and was partially offset by the expense of approximately $342,000 of equity related costs associated with the First Chicago merger transaction. These equity related costs had been recognized as prepaid expenses prior to the quarter ended June 30, 2009.

PART I.   FINANCIAL INFORMATION

Income tax expense was $0.6 million for the quarter ended June 30, 2009 compared to $0.9 million for the quarter ended June 30, 2008. The expense is based on the estimated effective tax rates for 2009 and 2008, respectively.

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

The Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Interest on receivables decreased $0.5 million to $15.2 million for the six months ended June 30, 2009 as compared to $15.7 million for the six months ended June 30, 2008. Interest on receivables from Coastal Credit increased by $0.5 million to $15.1 million for the six months ended June 30, 2009 as compared to $14.6 million for the same period 2008. The Coastal Credit average finance receivable balance increased to $94.0 million for the six months ended June 30, 2009 compared to $86.5 million for the six months ended June 30, 2008. The increase in interest on receivables from Coastal Credit was offset by a decrease in interest on receivables from UAC of $1.0 million as a result of the continued liquidation of the UAC receivable portfolio.

Accretion and other interest decreased to $0.3 million compared to $5.3 million for the six months ended June 30, 2009 and 2008, respectively. This decrease is the result of a decrease in accretion income of the accumulated other comprehensive income from UAC. The individual components of accretion and other interest income are shown in the following table (in thousands):

	Six Months Ended June 30,
	2009	2008

UAC discount accretion from accumulated other comprehensive income	$278	$5,308
Interest on cash balances	20	22

Accretion and other interest income	$298	$5,330

Interest expense decreased 47.9% to $0.8 million compared to $1.5 million for the six months ended June 30, 2009 and 2008, respectively. Coastal Credit interest expense decreased by $0.7 million to $0.7 million from $1.4 million for the six months ended June 30, 2009 and 2008, respectively, as a result of the decrease in average debt to $41.5 million compared to $44.9 million, and a reduction in interest rates, for the six months ended June 30, 2009 and 2008, respectively.

PART I.   FINANCIAL INFORMATION

Provision for estimated credit losses was $3.8 million compared to $2.8 million for the six months ended June 30, 2009 and 2008, respectively. Coastal Credit contributed a provision of $4.0 million and $3.5 million for the six months ended June 30, 2009 and 2008, respectively. Provision for estimated credit losses is charged to income to bring Coastal Credit’s allowance for estimated credit losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. This provision was partially offset by a recovery of $0.2 million and $0.6 million to the provision for estimated credit losses at UAC for the six months ended June 30, 2009 and 2008, respectively. This change in recovery for estimated credit losses is a result of declining defaulted receivables between the periods.

Salaries and benefits declined to $4.1 million from $4.6 million for the six months ended June 30, 2009 and 2008, respectively. This decline can be attributable to the decrease in expense from performance based awards paid during 2008 but not in 2009 as well as a decrease in stock based compensation as a result of awards fully vesting during 2009.

Operating expenses declined to $3.2 million from $3.7 million for the six months ended June 30, 2009 and 2008, respectively. This decrease was primarily a result of non-employee performance based awards paid during 2008 but not in 2009.  This decrease was partially offset by the expense of approximately $342,000 of equity related costs associated with the First Chicago merger transaction. These equity related costs had been recognized as prepaid expenses prior to being expensed.

Income tax expense was $1.4 million for the six months ended June 30, 2009 compared to $3.0 million for the six months ended June 30, 2008. The expense is based on the estimated effective tax rates for 2009 and 2008, respectively.

Financial Condition as of June 30, 2009 and December 31, 2008

Finance Receivables, Net

Finance receivables, net increased to $89.4 million at June 30, 2009 as compared to $84.2 million at December 31, 2008. UAC finance receivables, net decreased to $0.3 million at June 30, 2009 as compared to $1.1 million at December 31, 2008. Coastal Credit finance receivables, net increased to $89.2 million compared to $83.1 million for the periods ended June 30, 2009 and December 31, 2008, respectively.  The increase in Coastal Credit’s receivables balance is attributed significantly to favorable competitive conditions in a number of its markets.  Coastal Credit has been able to acquire a somewhat stronger volume of receivables with credit characteristics and purchase terms consistent with its regular standards, as a number of competing lenders have restricted credit availability.

A significant number of contracts acquired by Coastal Credit are contracts made with borrowers who are in the United States military. As of June 30, 2009, 36.5% of the Coastal Credit receivables were with borrowers who are in the United States military as compared to 32.8% as of December 31, 2008. Coastal Credit believes that having in the portfolio a significant percentage of contracts for which the borrowers are United States military personnel contributes to lower payment delinquency and greater collection personnel efficiency. Coastal Credit requests that all borrowers who are in the military use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower. Delinquency of payments on contracts paid by allotment historically has been less than delinquency of payments on contracts not paid by allotment. As a result, the collection effort associated with the military contracts requires less time, allowing Coastal Credit’s collection staff to focus on an increasing number of non-military contracts.

PART I.   FINANCIAL INFORMATION

As of June 30, 2009, Coastal Credit’s finance receivables consisted exclusively of contracts acquired by Coastal Credit without credit recourse to the dealer. Although all the contracts in Coastal Credit’s portfolio were acquired without credit recourse, each dealer remains liable to Coastal Credit for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

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

Accrued Interest Payable

Accrued interest payable was $0.1 million at June 30, 2009, compared to $0.2 million at December 31, 2008. The change in accrued interest payable is the result of the decline in the interest rate on the line of credit.

Creditor Notes Payable

Creditor notes payable was approximately $34,000 at June 30, 2009, compared to approximately $128,000 at December 31, 2008. The decrease was the result of fair market valuation adjustments to UAC’s third party creditor notes payable during the six months ended June 30, 2009 and distributions.

Liquidity and Capital Resources for the Six Months Ended June 30, 2009 and 2008

Net cash provided by operating activities was $7.2 million for the six months ended June 30, 2009 compared to $5.3 million for the six months ended June 30, 2008. The change in net cash flows is primarily from the reduction of salaries and benefits and operating expenses as a result of the elimination of performance based awards paid in 2008 but not in 2009 and interest on expense from Coastal Credit related to the reduction in the average line of credit between the periods.

Net cash used in investing activities was $9.1 million for the six months ended June 30, 2009 compared to net cash provided by investing activities of $3.4 million for six months ended June 30, 2008. This change was primarily the result of a reduction in the principal collection and recoveries on the UAC finance receivable portfolio and the increase in purchases of finance receivables by Coastal Credit during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Net cash provided by financing activities was $1.4 million for the six months ended June 30, 2009 compared to net cash used in financing activities of $9.3 million for the six months ended June 30, 2008. Net cash flows provided by financing activities for the six months ended June 30, 2009 primarily resulted from the $1.5 million of net borrowings on the line of credit. Net cash used in financing activities for the six months ended June 30, 2008 primarily resulted from the $8.5 million net repayment on the line of credit.

At June 30, 2009, White River and its subsidiaries had cash and cash equivalents of $6.0 million compared to $3.2 million at June 30, 2008.

Coastal Credit has a revolving credit facility from a lending institution with a maximum borrowing limit at June 30, 2009 of $100.0 million. The maturity date is December 31, 2011. As of June 30, 2009, Coastal Credit had $42.0 million of indebtedness outstanding under this facility as compared to $41.5 million as of June 30, 2008. Total availability under the line of credit was $79.8 million based upon the level of eligible

PART I.   FINANCIAL INFORMATION

collateral with $37.8 million available in excess of the amount utilized at June 30, 2009. The credit facility is secured by substantially all of the assets of Coastal Credit. In addition, White River has provided an unconditional corporate guaranty. Coastal Credit must maintain specified financial ratios within guidelines established by the lender and is in compliance with these ratios. Interest is paid monthly at a variable rate, based on meeting certain financial criteria. At June 30, 2009, the rate was the London Interbank Offered Rate (“LIBOR”) plus 2.60% (2.92%). There is an annual commitment fee of 1/8 of 1% on the average daily unused commitment. In the event of a significant pay down or an earlier retirement of the revolver commitment, Coastal Credit would sustain certain prepayment penalties. This facility limits distributions Coastal Credit may make to White River to 50% of Coastal Credit’s net income in addition to permitted payments on subordinated debt.

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

PART I.   FINANCIAL INFORMATION

Finance Receivables – Coastal Credit

Delinquency experience of finance receivables at Coastal Credit, including unearned interest ($ in thousands):

	June 30, 2009		December 31, 2008
	$	%	$	%

Finance receivables - gross balance	$111,997		$104,599

Delinquencies:
30-59 days	$1,328	1.2%	$1,452	1.4%
60-89 days	1,001	0.9%	1,269	1.2%
90+ days	2,033	1.8%	1,943	1.9%
Total delinquencies	$4,362	3.9%	$4,664	4.5%

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

PART I.   FINANCIAL INFORMATION

Allowance for loan losses of finance receivables ($ in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Balance at beginning of period	$7,685	$6,810	$7,560	$6,810
Charge-offs, net of recoveries	(1,899)	(1,729)	(3,699)	(3,338)
Provision for estimated credit losses	2,074	1,854	3,999	3,463

Balance at the end of the period	$7,860	$6,935	$7,860	$6,935

Net charge-offs	$1,899	$1,729	$3,699	$3,338
Finance receivables, net of unearned finance charges	$109,288	$98,852	$109,288	$98,852

Allowance for loan losses as a percent of finance receivables, net of unearned finance charges	7.19%	7.02%	7.19%	7.02%

Annualized net charge-offs as a percent of finance receivables, net of unearned finance charges	6.95%	7.00%	6.77%	6.75%

Allowance for loan losses as a percent of annualized net charge-offs	103.48%	100.27%	106.24%	103.88%

Finance Receivables – UAC

Delinquency experience of finance receivables at UAC ($ in thousands):

	June 30, 2009		December 31, 2008
	$	%	$	%

Finance receivables principal balance	$278		$1,103

Delinquencies:
30-59 days	$63	22.7%	$195	17.7%
60-89 days	20	7.2%	76	6.9%
90+ days	14	5.0%	22	2.0%
Total delinquencies	$97	34.9%	$293	26.6%

PART I.   FINANCIAL INFORMATION

Allowance for loan losses of finance receivables ($ in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Balance at the beginning of period	$—	$13	$7	$222
Charge-offs	(41)	(168)	(85)	(499)
Recoveries	113	399	264	933
Recovery for estimated credit losses	(72)	(234)	(186)	(646)

Balance at the end of the period	$—	$10	$—	$10

Net charge-offs (recoveries)	$(72)	$(231)	$(179)	$(434)
Finance receivables	$278	$4,187	$278	$4,187

Allowance for loan losses as a percent of finance receivables	0.00%	0.24%	0.00%	0.24%

UAC has experienced net recoveries for 29 consecutive months. This overall trend is expected to continue resulting in no allowance for loan losses for the UAC receivable portfolio.

Recent Market Developments

Since January 2008, operations of many auto finance companies have been affected by the significant contraction of the personal credit markets and the near elimination of the securitization markets. In addition, there have been auto finance companies which have seen their lines of credit reduced or terminated as a result of the credit crisis. Some companies have been forced to severely curtail loan purchases and originations or shut down operations as a result of a lack of funding. We believe White River is well positioned to continue operations and grow the company responsibly based on the following factors:

•	Coastal Credit is not dependent on the securitization market for financing.

•	At June 30, 2009, there was $37.8 million available, in excess of the amount utilized, from the line of credit, which does not expire until December 2011.

•	White River is very well capitalized with an equity to asset ratio of 69.2% as of June 30, 2009.

While there is never any guarantee White River will not be faced with similar financing scenarios as others have seen, we believe White River is well positioned in this difficult economic environment, and we expect to be able to fund normal business operations and meet our general liquidity needs for the next 12 months through access to the line of credit, cash flows from operations, and our other funding sources.

PART I.   FINANCIAL INFORMATION

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
•
changes in laws or regulations, including the impact of current, pending and future legislation and regulation, including the impact of recently enacted federal economic and financial markets recovery legislation and potential comprehensive financial system regulatory reform legislation;

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

PART I.   FINANCIAL INFORMATION

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

White River's chief executive officer and chief financial officer, after evaluating the effectiveness of White River's disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the most recent fiscal quarter covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, White River's disclosure controls and procedures are effective in ensuring that information required to be disclosed by White River in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During White River’s fiscal quarter ended June 30, 2009, there were no changes in White River’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, White River’s internal control over financial reporting.

PART II.   OTHER INFORMATION

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 27, 2008, White River announced that its board of directors had authorized a stock repurchase program for up to 150,000, or approximately 3.9%, of White River’s issued and outstanding shares of common stock.  Repurchases under the program were not authorized to begin until the third business day following the filing, with the SEC, of the Form S-4 registration statement relating to White River’s merger transaction with First Chicago.  As previously reported, such transaction has been terminated.  Consequently, no purchases under the repurchase program will be made without further authorization from White River’s board.  During the second quarter of 2009, White River made no repurchases of its common stock under the stock repurchase program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of the shareholders of White River Capital, Inc. was held on May 18, 2009. At the meeting the seven nominees for director were elected to serve one-year terms, ending in 2010, as follows:

Nominee	Votes For	Votes Withheld
John M. Eggemeyer	2,605,355	1,300
Thomas C. Heagy	2,606,654	1
William E. McKnight	2,606,654	1
Daniel W. Porter	2,606,654	1
John W. Rose	2,606,654	1
Mark R. Ruh	2,605,354	1,301
Richard D. Waterfield	2,606,654	1

ITEM 6. EXHIBITS.

No.	Description
3.1a	Articles of Incorporation of White River Capital, Inc. (incorporated by reference to Exhibit 3.1 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))
3.1b	Articles of Amendment to White River’s Articles of Incorporation, effective May 22, 2009 (incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-K filed May 26, 2009)
3.2	Code of By-Laws of White River Capital, Inc. (amended as of July 24, 2009) (incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-K filed July 28, 2009)
10.1
Amended and Restated Employment Agreement dated as of April 28, 2009, between White River Capital, Inc. and Mark R. Ruh (incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed May 1, 2009)

10.2
Amended and Restated Employment Agreement dated as of April 28, 2009, between White River Capital, Inc. and Martin J. Szumski (incorporated by reference to Exhibit 99.2 of the registrant’s Form 8-K filed May 1, 2009)

10.3
Employment Agreement dated May 18, 2009 (to be effective as of January 1, 2009), by and among Coastal Credit, LLC, White River Capital, Inc., and William E. McKnight (incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed May 22, 2009)

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

White River Capital, Inc.
(Registrant)

August 7, 2009	By:	/s/ Martin J. Szumski
Martin J. Szumski
Chief Financial Officer
(Signing on behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX

No.	Description	Location
3.1a	Articles of Incorporation of White River Capital, Inc.	Incorporated by reference to Exhibit 3.1 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909).
3.1b	Articles of Amendment to White River’s Articles of Incorporation, effective May 22, 2009	Incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-K filed May 26, 2009.
3.2	Code of By-Laws of White River Capital, Inc. (amended as of July 24, 2009)	Incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-K filed July 28, 2009.
10.1	Amended and Restated Employment Agreement dated as of April 28, 2009, between White River Capital, Inc. and Mark R. Ruh	Incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed May 1, 2009.
10.2	Amended and Restated Employment Agreement dated as of April 28, 2009, between White River Capital, Inc. and Martin J. Szumski	Incorporated by reference to Exhibit 99.2 of the registrant’s Form 8-K filed May 1, 2009.
10.3	Employment Agreement dated May 18, 2009 (to be effective as of January 1, 2009), by and among Coastal Credit, LLC, White River Capital, Inc., and William E. McKnight	Incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed May 22, 2009.
31.1	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31.2	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached