Form 10-Q
period 2009-09-30
White River Capital Inc
filed 2009-11-12
CIK 1318545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2009, there were 4,062,506 shares outstanding of the issuer’s Common Stock, without par value.

White River Capital, Inc.
Form 10-Q for the Quarter Ended September 30, 2009

- INDEX -

Part I   Financial Information

ITEM 1. FINANCIAL STATEMENTS.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2009	December 31, 2008
ASSETS	(Unaudited)

Cash and cash equivalents	$5,670	$6,403
Finance receivables—net	89,917	84,187
Deferred tax assets—net	45,296	46,946
Other assets	840	1,292

TOTAL	$141,723	$138,828

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Line of credit	$40,500	$40,500
Accrued interest	106	165
Creditor notes payable	22	128
Other payables and accrued expenses	1,549	1,949

Total liabilities	42,177	42,742

SHAREHOLDERS’ EQUITY:
Preferred Stock, without par value, authorized 3,000,000 shares; none issued and outstanding	—	—
Common Stock, without par value, authorized 20,000,000 shares; 4,062,506 and 4,022,853 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	182,576	182,462
Accumulated other comprehensive income, net of taxes	12	210
Accumulated deficit	(83,042)	(86,586)

Total shareholders’ equity	99,546	96,086

TOTAL	$141,723	$138,828

See notes to condensed consolidated financial statements.

Part I   Financial Information

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

INTEREST:
Interest on receivables	$7,898	$7,584	$23,085	$23,321
Accretion and other interest	42	931	341	6,261

Total interest income	7,940	8,515	23,426	29,582

Interest expense	(375)	(615)	(1,145)	(2,088)

Net interest margin	7,565	7,900	22,281	27,494

Provision for estimated credit losses	(2,184)	(2,089)	(5,998)	(4,907)

Net interest margin after provision for estimated credit losses	5,381	5,811	16,283	22,587

OTHER REVENUES (EXPENSES):
Salaries and benefits	(2,003)	(2,013)	(6,074)	(6,654)
Third party servicing expense	(3)	(50)	(29)	(237)
Other operating expenses	(1,485)	(1,264)	(4,715)	(4,955)
Change in fair market valuation of creditor notes payable	43	(4)	89	(51)
Gain from deficiency account sale	4	—	170	158
Other expense	(56)	(87)	(190)	(214)

Total other revenues (expenses)	(3,500)	(3,418)	(10,749)	(11,953)

Goodwill Impairment	—	(34,536)	—	(34,536)

INCOME (LOSS) BEFORE INCOME TAXES	1,881	(32,143)	5,534	(23,902)

INCOME TAX BENEFIT (EXPENSE)	(622)	11,671	(1,990)	8,649

NET INCOME (LOSS)	$1,259	$(20,472)	$3,544	$(15,253)

NET INCOME (LOSS) PER COMMON SHARE (BASIC)	$0.31	$(5.29)	$0.87	$(3.94)

NET INCOME (LOSS) PER COMMON SHARE (DILUTED)	$0.31	$(5.29)	$0.87	$(3.94)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,062,129	3,872,610	4,056,751	3,869,429

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,064,591	3,872,610	4,060,039	3,869,429

See notes to condensed consolidated financial statements.

Part I   Financial Information

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

NET INCOME (LOSS)	$1,259	$(20,472)	$3,544	$(15,253)

OTHER COMPREHENSIVE INCOME:
Net unrealized change on recombined assets and Beneficial Interest in Master Trust, net of tax	(22)	(585)	(198)	(3,956)

COMPREHENSIVE INCOME (LOSS)	$1,237	$(21,057)	$3,346	$(19,209)

See notes to condensed consolidated financial statements.

Part I   Financial Information

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,544	$(15,253)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of other comprehensive income	(313)	(6,231)
Accretion of securitization discount	(42)	(852)
Provision for estimated credit losses	5,998	4,907
Goodwill impairment	—	34,536
Amortization and depreciation	336	315
Amortization of discount and interest accrued on creditor notes payable	59	(97)
Gain from disposition of equipment	5	—
Deferred income taxes	1,765	(8,891)
Change in fair value of creditor notes payable	(89)	52
Stock based compensation expense	114	408
Changes in assets and liabilities:
Accrued interest receivable and other assets	187	81
Other payables and accrued expenses	(459)	(342)
Net cash provided by operating activities	11,105	8,633

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of finance receivables	(46,604)	(43,642)
Collections on finance receivables	33,702	35,142
Principal collections and recoveries on receivables held for investment	1,209	10,966
Capital expenditures	(69)	(86)
Net cash provided by (used in) investing activities	(11,762)	2,380

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on creditor notes payable	(76)	(1,027)
Net repayment on line of credit	—	(9,000)
Net cash used in financing activities	(76)	(10,027)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(733)	986
CASH AND CASH EQUIVALENTS—Beginning of year	6,403	3,785
CASH AND CASH EQUIVALENTS—End of period	$5,670	$4,771

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,145	$2,351

See notes to condensed consolidated financial statements.

Part I   Financial Information

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

New Accounting Pronouncements

In May 2009, the FASB issued ASC Topic No. 855, Subsequent Events, (Statement of Financial Accounting Standards (“SFAS”) No. 165), (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 provides clarity around the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim and annual financial reporting periods ending after June 15, 2009 and shall be applied prospectively.

In June 2009, the FASB issued ASC Topic No. 810, Consolidation, (SFAS No. 167, Amendments to FASB Interpretation No. 46(R)), (“ASC 810”). ASC 810 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity (“VIE”).  In addition, ASC 810 require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE, which was previously only required upon the occurrence of specified events, and requires additional disclosures concerning an enterprise’s continuing involvement with variable interest entities.  ASC 810 is effective for annual periods beginning after November 15, 2009, which is January 1, 2010 for White River, and interim periods within that annual reporting period. White River is currently evaluating the effect, if any, of adopting SFAS 167 on its consolidated financial statements.

Part I   Financial Information

In June 2009, the FASB issued ASC Topic No. 105, Generally Accepted Accounting Positions, (SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle), (ACS 105) – a replacement of FASB Statement No. 162 (“Codification”).  The Codification is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the United States Securities and Exchange Commissions (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of the Codification did not result in a change in White River’s current practices and had no impact on its consolidated financial statements as of and for the quarter and nine months ended September 30, 2009.

2. GENERAL DISCUSSION

White River Capital, Inc. (“White River” or the “Company”) is a holding company for specialized indirect auto finance businesses, with two principal operating subsidiaries, Coastal Credit LLC (“Coastal Credit”) and Union Acceptance Company LLC (“UAC”). Coastal Credit based in Virginia Beach, Virginia, is a specialized subprime auto finance company engaged in acquiring subprime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks.  Coastal Credit then services the receivables it acquires. Coastal Credit operates in 20 states through 18 offices. UAC, based in Indianapolis, Indiana, holds and oversees its portfolio of approximately $0.1 million in non-prime auto receivables, as of September 30, 2009.

UAC operates under a bankruptcy plan of reorganization under which UAC must pay net proceeds from its residual interest in its receivables portfolios and other estate assets to creditors holding notes and claims under the plan. White River owns substantially all of such notes and claims. UAC’s bankruptcy case was closed in January 2007.

On August 31, 2009 White River announced the departure of an executive officer who held the positions of President, Chief Operating Officer and Secretary.  White River does not currently intend to fill these executive officer positions. In accordance with the executive’s employment contract, the executive was paid $380,000 during the quarter ended September 30, 2009.  Compensation for this executive, including accrual of the severance payment, of approximately $319,000 and $48,000 was recorded as operating expense for the quarters ended September 30, 2009 and 2008, respectively. Approximately $517,000 and $627,000 recorded as operating expenses for the nine months ended September 30, 2009 and 2008, respectively, were related to compensation for this executive.

3. FINANCE RECEIVABLES – NET

Coastal Credit

Finance receivables acquired by Coastal Credit generally have original terms ranging from 32 to 48 months and are secured by the related vehicles.

Part I   Financial Information

Coastal Credit finance receivables – net outstanding were as follows (in thousands):

	September 30, 2009	December 31, 2008

Finance receivables, gross	$112,692	$104,599
Unearned interest	(2,474)	(3,076)
Finance receivables, net of unearned finance charge income	110,218	101,523

Accretable unearned acquisition discounts and fees	(12,428)	(10,836)
Finance receivables, net of unearned finance charge income and discounts and fees	97,790	90,687

Allowance for loan losses	(8,010)	(7,560)

Finance receivables - net	$89,780	$83,127

Activity in the Coastal Credit allowance for loan losses on finance receivables is as follows (dollars in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Balance at beginning of period	$7,860	$6,935	$7,560	$6,810
Charge-offs, net of recoveries	(2,099)	(1,987)	(5,799)	(5,325)
Provision for estimated credit losses	2,249	2,287	6,249	5,750

Balance at the end of the period	$8,010	$7,235	$8,010	$7,235

Union Acceptance Company LLC

UAC finance receivables – net outstanding were as follows (in thousands):

	September 30, 2009	December 31, 2008

Principal balance of finance receivables	$139	$1,103
Unearned discount	(3)	(45)
Accrued interest receivable	1	9
Allowance for credit losses	—	(7)

Finance receivables—net	$137	$1,060

Part I   Financial Information

Activity in the UAC allowance for credit losses is as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Balance at the beginning of period	$—	$10	$7	$222
Charge-offs	(29)	(113)	(114)	(613)
Recoveries	94	309	358	1,242
Provision (recovery) for estimated credit losses	(65)	(198)	(251)	(843)

Balance at the end of the period	$—	$8	$—	$8

4. OTHER ASSETS

Other assets are as follows (in thousands) at:

	September 30, 2009	December 31, 2008

Prepaid expenses	$340	$691
Property, equipment and leasehold improvements, net	478	599
Other	22	2
Total other assets	$840	$1,292

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

The following table presents the creditor notes payable (in thousands) recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) at:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Beginning balance	$34	$450	$128	$1,324
Total (income) losses included in earnings (recorded as "other revenues (expenses)")	(43)	4	(89)	51
Purchases, issuances and settlements	31	(202)	(17)	(1,123)
Ending balance	$22	$252	$22	$252

Part I   Financial Information

The contractual interest related to the creditor notes payable will continue to be accrued as interest expense and the interest payable will be included in the fair value calculation along with the creditor notes payable on a quarterly basis.  The unpaid principal balance of creditor notes payable was greater than its fair value by $1.9 million as of September 30, 2009 and 2008.  The ultimate amount paid on creditor notes payable could differ depending on the actual cash flows from UAC’s finance receivables.

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

7. STOCK BASED COMPENSATION

On October 26, 2005, the board of directors of White River adopted the White River Capital, Inc. Directors Stock Compensation Plan. The plan provides for the payment of a portion of regular fees to certain members of the board of directors in the form of shares of White River common stock. The terms of the plan include the reservation of 50,000 shares of White River common stock for issuance under the plan. As of September 30, 2009, 37,951 shares of White River common stock were issued under this plan.

On May 18, 2009, White River entered into an employment agreement with William McKnight, President and Chief Executive Officer of Coastal Credit. This employment agreement includes a long-term incentive award. This award provides for the payment, in cash, of the value of 100,000 shares of White River stock, vesting in three annual increments of 33,333.33 shares on January 1, 2010, 2011 and 2012. This award is accounted for as a liability award. The value of payment is to be determined based on the mean of the trading value of White River shares for 20 trading days prior to the vesting date. Compensation expense related to long-term incentive awards approximated $111,000 and $138,000 for the quarters ended September 30, 2009 and 2008, respectively and $265,000 and $389,000 for the nine months ended September 30, 2009 and 2008, respectively. The compensation expense related to this award is included in salaries and benefits expense in the accompanying condensed consolidated statements of operations. Additional compensation costs will be incurred during 2009 based on the changes in White River’s stock price through 2009.

Part I   Financial Information

On May 5, 2006, White River shareholders approved the White River Capital, Inc. 2005 Stock Incentive Plan. The purpose of this plan is to offer certain employees, non-employee directors, and consultants the opportunity to acquire a proprietary interest in White River. The plan provides for the grant of options, restricted stock awards and performance stock awards. The total number of options and stock awards that may be awarded under the plan may not exceed 250,000. As of September 30, 2009, White River awarded restricted stock awards totaling 104,600 shares and 76,800 of these shares have vested and have been issued and 17,300 shares have been forfeited.  Forfeited shares are available for the purposes of the plan. White River has not issued stock options as of September 30, 2009. The following is a summary of the status of White River’s non-vested restricted stock awards and changes during the nine months ended September 30, 2009:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value

Beginning nonvested awards	21,400	$14.99
Granted	6,500	6.90
Vested	(21,000)	14.58
Forfeited	—	—
Ending nonvested awards	6,900	$8.62

The value of restricted awards is determined based on the trading value of White River shares on the grant date. An estimated forfeiture rate of 7% was used. Compensation expense related to these awards approximated $9,000 and $94,000 for the quarters ended September 30, 2009 and 2008, respectively and $36,000 and $285,000 for the nine months ended September 30, 2009 and 2008, respectively. The compensation expense related to these awards is included in salaries and benefits expense in the accompanying consolidated statements of operations. There was $0.7 million and $0.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted and long-term incentive awards as of September 30, 2009 and 2008, respectively. That cost is expected to be recognized over a weighted-average period of 2.2 years and 0.5 years as of September 30, 2009 and 2008, respectively.

Part I   Financial Information

8. BUSINESS SEGMENT INFORMATION

Set forth in the table below is certain financial information with respect to White River’s reportable segments (in thousands):

For The Quarter Ended September 30, 2009	UAC	Coastal Credit	Corporate and Other	Consolidated
Total interest income	$45	$7,887	$8	$7,940
Interest expense	(44)	(331)	—	(375)
Net interest margin	1	7,556	8	7,565
Recovery (provision) for estimated credit losses	65	(2,249)	—	(2,184)
Net interest margin after recovery (provision) for estimated credit losses	66	5,307	8	5,381
Total other expenses	(141)	(2,845)	(514)	(3,500)
Income (loss) before income taxes	$(75)	$2,462	$(506)	$1,881

For The Quarter Ended September 30, 2008	UAC	Coastal Credit	Corporate and Other	Consolidated
Total interest income	$1,143	$7,367	$5	$8,515
Interest expense	(51)	(564)	—	(615)
Net interest margin	1,092	6,803	5	7,900
Recovery (provision) for estimated credit losses	198	(2,287)	—	(2,089)
Net interest margin after recovery (provision) for estimated credit losses	1,290	4,516	5	5,811
Total other revenues (expenses)	(2,312)	(2,749)	1,643	(3,418)
Goodwill impairment	—	—	(34,536)	(34,536)
Income (loss) before income taxes	$(1,022)	$1,767	$(32,888)	$(32,143)

For The Nine Months Ended September 30, 2009	UAC	Coastal Credit	Corporate and Other	Consolidated
Total interest income	$396	$23,002	$28	$23,426
Interest expense	(130)	(1,015)	—	(1,145)
Net interest margin	266	21,987	28	22,281
Recovery (provision) for estimated credit losses	251	(6,249)	—	(5,998)
Net interest margin after recovery (provision) for estimated credit losses	517	15,738	28	16,283
Total other expenses	(1,263)	(8,470)	(1,016)	(10,749)
Income (loss) before income taxes	$(746)	$7,268	$(988)	$5,534

For The Nine Months Ended September 30, 2008	UAC	Coastal Credit	Corporate and Other	Consolidated
Total interest income	$7,639	$21,932	$11	$29,582
Interest expense	(174)	(1,914)	—	(2,088)
Net interest margin	7,465	20,018	11	27,494
Recovery (provision) for estimated credit losses	843	(5,750)	—	(4,907)
Net interest margin after recovery (provision) for estimated credit losses	8,308	14,268	11	22,587
Total other revenues (expenses)	(11,582)	(8,445)	8,074	(11,953)
Goodwill impairment	—	—	(34,536)	(34,536)
Income (loss) before income taxes	$(3,274)	$5,823	$(26,451)	$(23,902)

Part I   Financial Information

The following table presents assets with respect to White River’s reportable segments (in thousands) at:

	September 30, 2009	December 31, 2008

Corporate and other	$48,544	$51,795
Coastal Credit	92,771	85,408
UAC	408	1,625

	$141,723	$138,828

9. EARNINGS PER SHARE

Basic earnings per common share are calculated by dividing the reported net income for the period by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding during a period is weighted for the portion of the period that the shares were outstanding. Diluted earnings per common share include the dilutive effect of stock award plans. Basic and diluted earnings per share have been computed as follows (dollars in thousands except share and per share data):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income (loss) in thousands	$1,259	$(20,472)	$3,544	$(15,253)

Weighted average shares outstanding	4,062,129	3,872,610	4,056,751	3,869,429

Incremental shares from assumed conversions:
Stock award plans	2,462	—	3,288	—

Weighted average shares and assumed incremental shares	4,064,591	3,872,610	4,060,039	3,869,429

Earnings per share:

Basic	$0.31	$(5.29)	$0.87	$(3.94)

Diluted	$0.31	$(5.29)	$0.87	$(3.94)

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

11. SUBSEQUENT EVENTS

White River has evaluated its subsequent events (events occurring after September 30, 2009) through November 12, 2009, which represents the date the financial statements were available to be issued. On November 11, 2009, White River announced that its Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to be paid December 4, 2009 to shareholders of record on November 20, 2009. In addition, the Board of Directors reauthorized White River’s previously announced share repurchase program. White River is now authorized to repurchase up to 500,000 shares of its outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. Under the repurchase program authorized in October 2008, White River was authorized to repurchase up to 150,000 shares of common stock. White River made no repurchases under the earlier authorization.

Part I   Financial Information

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Founded in 2004, White River Capital, Inc. (“White River”) is a financial services holding company headquartered in Rancho Santa Fe, California with two principal operating subsidiaries.

Coastal Credit LLC (“Coastal Credit”), based in Virginia Beach, Virginia, is a specialized subprime auto finance company engaged in acquiring subprime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks.  Coastal Credit then services the receivables it acquires. Coastal Credit operates in 20 states through 18 offices.

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

The ultimate realization of the deferred tax asset depends on White River’s ability to generate sufficient taxable income in the future and its ability to prevent an ownership change from occurring for tax purposes. The valuation allowance reduces the total deferred tax asset to an amount that will “more likely than not” be realized. As of September 30, 2009, and December 31, 2008, there were no unrecognized tax benefits.

New Accounting Pronouncements

In May 2009, the FASB issued ASC Topic No. 855, Subsequent Events, (Statement of Financial Accounting Standards (“SFAS”) No. 165), (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 provides clarity around the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim and annual financial reporting periods ending after June 15, 2009 and shall be applied prospectively.

In June 2009, the FASB issued ASC Topic No. 810, Consolidation, (SFAS No. 167, Amendments to FASB Interpretation No. 46(R)), (“ASC 810”). ASC 810 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity (“VIE”).  In addition, ASC 810 require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE, which was previously only required upon the occurrence of specified events, and requires additional disclosures concerning an enterprise’s continuing involvement with variable interest entities.  ASC 810 is effective for annual periods beginning after November 15, 2009, which is January 1, 2010 for White River, and interim periods within that annual reporting period. White River is currently evaluating the effect, if any, of adopting SFAS 167 on its consolidated financial statements.

Part I   Financial Information

In June 2009, the FASB issued ASC Topic No. 105, Generally Accepted Accounting Positions, (SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle), (ACS 105) – a replacement of FASB Statement No. 162 (“Codification”).  The Codification is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the United States Securities and Exchange Commissions (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of the Codification did not result in a change in White River’s current practices and had no impact on its consolidated financial statements as of and for the quarter and nine months ended September 30, 2009.

Results of Operations

The Quarter Ended September 30, 2009 Compared to the Quarter Ended September 30, 2008 – Overview

Net income was $1.3 million, or $0.31 per diluted share, for the quarter ended September 30, 2009, compared to net loss of $20.5 million, or $5.29 per diluted share, for the quarter ended September 30, 2008. The following items contributed to the improvement of net income:

▪	Interest on receivables was $7.9 million and $7.6 million for the quarters ended September 30, 2009 and 2008, respectively.

▪	Interest expense decreased $0.2 million to $0.4 million for the quarter ended September 30, 2009 compared to $0.6 million for the quarter ended September 30, 2008.

▪	Impairment to goodwill of $34.5 million was recognized during the quarter ended September 30, 2008. No such impairment occurred during the quarter ended September 30, 2009.

The above improvements in net income were partially offset by the following decreases to net income:

▪
Accretion and other income decreased approximately $889,000 to $42,000 for the quarter ended September 30, 2009 as compared to $931,000 for the same period during 2008. This decline is the result of the decline of accretion income related to accumulated other comprehensive income.

▪	A provision for estimated credit losses of $2.2 million was recognized for the quarter ended September 30, 2009 compared to $2.1 million for the quarter ended September 30, 2008.

▪	Other operating expenses increased to $1.5 million for the quarter ended September 30, 2009 as compared to $1.3 million for the quarter ended September 30, 2008.

Part I   Financial Information

The Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008 – Overview

Net income was $3.5 million, or $0.87 per diluted share, for the nine months ended September 30, 2009, compared to a net loss of $15.3 million, or $3.94 per diluted share, for the nine months ended September 30, 2008. The following items contributed to the improvement of net income:

▪
A decrease in interest expense for the nine months ended September 30, 2009 of $1.0 million as the result of the reductions of debt and interest rates as compared to the nine months ended September 30, 2008.

▪	Salaries and benefits decreased to $6.1 million for the nine months ended September 30, 2009 as compared to $6.7 million for the nine months ended September 30, 2008.

▪	Other operating expenses decreased $0.3 million to $4.7 million for the nine months ended September 30, 2009 as compared to $5.0 million for the nine months ended September 30, 2008.

▪	Impairment to goodwill of $34.5 million was recognized during the nine months ended September 30, 2008. No such impairment occurred during the nine months ended September 30, 2009.

The above improvements in net income were partially offset by the following decreases to net income:

▪
Interest on receivables was $23.1 million and $23.3 million for the nine months ended September 30, 2009 and 2008, respectively.  This decline is the result of the continued liquidation of the UAC receivables, offset by interest earned on a higher average balance of finance receivables – net from Coastal Credit.

▪
Accretion and other income decreased $6.0 million to $0.3 million for the nine months ended September 30, 2009 as compared to $6.3 million for the same period during 2008. This decline is the result of the decline of accretion income related to accumulated other comprehensive income.

▪	A provision for estimated credit losses of $6.0 million was recognized for the nine months ended September 30, 2009 compared to $4.9 million for the nine months ended September 30, 2008.

Part I   Financial Information

Discussion of Results

The following table presents consolidated financial information for White River for the periods indicated (in thousands):

For The Quarter Ended September 30, 2009	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$11	$7,887	$—	$7,898
Accretion and other interest	34	—	8	42
Total interest income	45	7,887	8	7,940
Interest expense	(44)	(331)	—	(375)
Net interest margin	1	7,556	8	7,565
Recovery (provision) for estimated credit losses	65	(2,249)	—	(2,184)
Net interest margin after recovery (provision) for estimated credit losses	66	5,307	8	5,381
Total other expenses	(141)	(2,845)	(514)	(3,500)
Income (loss) before income taxes	(75)	2,462	(506)	1,881
Income tax expense	—	—	(622)	(622)
Net income (loss)	$(75)	$2,462	$(1,128)	$1,259

For The Quarter Ended September 30, 2008	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$217	$7,367	$—	$7,584
Accretion and other interest	926	—	5	931
Total interest income	1,143	7,367	5	8,515
Interest expense	(51)	(564)	—	(615)
Net interest margin	1,092	6,803	5	7,900
Recovery (provision) for estimated credit losses	198	(2,287)	—	(2,089)
Net interest margin after recovery (provision) for estimated credit losses	1,290	4,516	5	5,811
Total other revenues (expenses)	(2,312)	(2,749)	1,643	(3,418)
Goodwill impairment	—	—	(34,536)	(34,536)
Income (loss) before income taxes	(1,022)	1,767	(32,888)	(32,143)
Income tax benefit	—	—	11,671	11,671
Net income (loss)	$(1,022)	$1,767	$(21,217)	$(20,472)

Part I   Financial Information

The following table presents consolidated financial information for White River for the periods indicated (in thousands):

For The Nine Months Ended September 30, 2009	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$83	$23,002	$—	$23,085
Accretion and other interest	313	—	28	341
Total interest income	396	23,002	28	23,426
Interest expense	(130)	(1,015)	—	(1,145)
Net interest margin	266	21,987	28	22,281
Recovery (provision) for estimated credit losses	251	(6,249)	—	(5,998)
Net interest margin after recovery (provision) for estimated credit losses	517	15,738	28	16,283
Total other expenses	(1,263)	(8,470)	(1,016)	(10,749)
Income (loss) before income taxes	(746)	7,268	(988)	5,534
Income tax expense	—	—	(1,990)	(1,990)
Net income (loss)	$(746)	$7,268	$(2,978)	$3,544

For The Nine Months Ended September 30, 2008	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$1,389	$21,932	$—	$23,321
Accretion and other interest	6,250	—	11	6,261
Total interest income	7,639	21,932	11	29,582
Interest expense	(174)	(1,914)	—	(2,088)
Net interest margin	7,465	20,018	11	27,494
Recovery (provision) for estimated credit losses	843	(5,750)	—	(4,907)
Net interest margin after recovery (provision) for estimated credit losses	8,308	14,268	11	22,587
Total other revenues (expenses)	(11,582)	(8,445)	8,074	(11,953)
Goodwill impairment	—	—	(34,536)	(34,536)
Income (loss) before income taxes	(3,274)	5,823	(26,451)	(23,902)
Income tax benefit	—	—	8,649	8,649
Net income (loss)	$(3,274)	$5,823	$(17,802)	$(15,253)

Part I   Financial Information

The Quarter Ended September 30, 2009 Compared to the Quarter Ended September 30, 2008

Interest on receivables increased $0.3 million to $7.9 million for the quarter ended September 30, 2009 compared to $7.6 million for the quarter ended September 30, 2008. Interest on receivables from Coastal Credit increased by $0.5 million to $7.9 million for the quarter ended September 30, 2009 as compared to $7.4 million for the same period in 2008. The Coastal Credit average finance receivable balance increased to $97.4 million for the quarter ended September 30, 2009 compared to $88.8 million for the quarter ended September 30, 2008. The increase in interest on receivables from Coastal Credit was offset by a decrease in interest on receivables from UAC of $0.2 million as a result of the continued liquidation of the UAC receivable portfolio.

Accretion and other interest decreased to approximately $34,000 compared to $0.9 million for the quarters ended September 30, 2009 and 2008, respectively. This decrease is the result of a decrease in accretion income of the accumulated other comprehensive income from UAC. The individual components of accretion and other interest income are shown in the following table (in thousands):

	Quarters Ended September 30,
	2009	2008

UAC discount accretion from accumulated other comprehensive income	$34	$923
Interest on cash balances	8	8

Accretion and other interest income	$42	$931

Interest expense decreased 39.0% to $0.4 million compared to $0.6 million for the quarters ended September 30, 2009 and 2008, respectively. Coastal Credit interest expense decreased by $0.3 million to $0.3 million from $0.6 million for the quarters ended September 30, 2009 and 2008, respectively, as a result of a reduction in interest rates, for the quarters ended September 30, 2009 and 2008, respectively.

Provision for estimated credit losses was $2.2 million compared to $2.1 million for the quarters ended September 30, 2009 and 2008, respectively. Coastal Credit contributed a provision of $2.2 million and $2.3 million for the quarters ended September 30, 2009 and 2008, respectively. Provision for estimated credit losses is charged to income to bring Coastal Credit’s allowance for estimated credit losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. This provision was partially offset by a recovery of approximately $44,000 and $51,000 to the provision for estimated credit losses at UAC for the quarters ended September 30, 2009 and 2008, respectively. This change in recovery for estimated credit losses is a result of declining defaulted receivables between the periods.

Salaries and benefits were relatively unchanged at $2.0 million for the quarters ended September 30, 2009 and 2008, respectively.

Operating expenses increased to $1.5 million from $1.3 million for the quarters ended September 30, 2009 and 2008, respectively. This increase was primarily a result of the severance payment related to the departure of an executive officer of White River on August 31, 2009.

Part I   Financial Information

Income tax expense was $0.6 million for the quarter ended September 30, 2009 compared to an income tax benefit of $11.7 million for the quarter ended September 30, 2008. The expense is based on the estimated effective tax rates for 2009 and 2008, respectively. The benefit for the quarter ended September 30, 2008 was primarily a result of the $12.6 million tax effect from the impairment of goodwill.

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

The Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Interest on receivables decreased $0.2 million to $23.1 million for the nine months ended September 30, 2009 as compared to $23.3 million for the nine months ended September 30, 2008. Interest on receivables from Coastal Credit increased by $1.1 million to $23.0 million for the nine months ended September 30, 2009 as compared to $21.9 million for the same period in 2008. The Coastal Credit average finance receivable balance increased to $95.0 million for the nine months ended September 30, 2009 compared to $87.3 million for the nine months ended September 30, 2008. The increase in interest on receivables from Coastal Credit was offset by a decrease in interest on receivables from UAC of $1.3 million as a result of the continued liquidation of the UAC receivable portfolio.

Accretion and other interest decreased to $0.3 million compared to $6.3 million for the nine months ended September 30, 2009 and 2008, respectively. This decrease is the result of a decrease in accretion income of the accumulated other comprehensive income from UAC. The individual components of accretion and other interest income are shown in the following table (in thousands):

	Nine Months Ended September 30,
	2009	2008

UAC discount accretion from accumulated other comprehensive income	$313	$6,231
Interest on cash balances	28	30

Accretion and other interest income	$341	$6,261

Part I   Financial Information

Interest expense decreased 45.2% to $1.1 million compared to $2.1 million for the nine months ended September 30, 2009 and 2008, respectively. Coastal Credit interest expense decreased by $0.9 million to $1.0 million from $1.9 million for the nine months ended September 30, 2009 and 2008, respectively, as a result of the decrease in average debt to $41.4 million compared to $43.8 million, and a reduction in interest rates, for the nine months ended September 30, 2009 and 2008, respectively.

Provision for estimated credit losses was $6.0 million compared to $4.9 million for the nine months ended September 30, 2009 and 2008, respectively. Coastal Credit contributed a provision of $6.2 million and $5.8 million for the nine months ended September 30, 2009 and 2008, respectively. Provision for estimated credit losses is charged to income to bring Coastal Credit’s allowance for estimated credit losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. This provision was partially offset by a recovery of $0.2 million and $0.9 million to the provision for estimated credit losses at UAC for the nine months ended September 30, 2009 and 2008, respectively. This change in recovery for estimated credit losses is a result of declining defaulted receivables between the periods.

Salaries and benefits declined to $6.1 million from $6.7 million for the nine months ended September 30, 2009 and 2008, respectively. This decline can be attributable to the decrease in expense from performance based awards recorded during 2008 but not in 2009 as well as a decrease in stock based compensation as a result of awards fully vesting during 2009.

Operating expenses declined to $4.7 million from $5.0 million for the nine months ended September 30, 2009 and 2008, respectively. This decrease was primarily a result of non-employee performance based awards paid during 2008 but not in 2009.  This decrease was partially offset by the severance payment related to the departure of an executive officer of White River on August 31, 2009 and the expense of approximately $342,000 of equity related costs associated with the previously disclosed merger transaction with First Chicago Bancorp (which was terminated on June 2, 2009). The equity related costs had been recognized as prepaid expenses prior to being expensed.

Income tax expense was $2.0 million for the nine months ended September 30, 2009 compared to an income tax benefit of $8.6 million for the nine months ended September 30, 2008. The expense is based on the estimated effective tax rates for 2009 and 2008, respectively. The benefit for the quarter ended September 30, 2008 was primarily a result of the $12.6 million tax effect from the impairment of goodwill.

Financial Condition as of September 30, 2009 and December 31, 2008

Finance Receivables, Net

Finance receivables, net increased to $89.9 million at September 30, 2009 as compared to $84.2 million at December 31, 2008. UAC finance receivables, net decreased to $0.1 million at September 30, 2009 as compared to $1.1 million at December 31, 2008. Coastal Credit finance receivables, net increased to $89.8 million compared to $83.1 million for the periods ended September 30, 2009 and December 31, 2008, respectively. The increase in Coastal Credit’s receivables balance is attributed significantly to favorable competitive conditions in a number of its markets. Coastal Credit has been able to acquire a somewhat stronger volume of receivables with credit characteristics and purchase terms consistent with its regular standards, as a number of competing lenders have restricted credit availability.

Part I   Financial Information

A significant number of contracts acquired by Coastal Credit are contracts made with borrowers who are in the United States military. As of September 30, 2009, 38.8% of the Coastal Credit receivables were with borrowers who are in the United States military as compared to 32.8% as of December 31, 2008. Coastal Credit believes that having in the portfolio a significant percentage of contracts for which the borrowers are United States military personnel contributes to lower payment delinquency and greater collection personnel efficiency. Coastal Credit requests that all borrowers who are in the military use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower. Delinquency of payments on contracts paid by allotment historically has been less than delinquency of payments on contracts not paid by allotment. As a result, the collection effort associated with the military contracts requires less time, allowing Coastal Credit’s collection staff to focus on an increasing number of non-military contracts.

As of September 30, 2009, Coastal Credit’s finance receivables consisted exclusively of contracts acquired by Coastal Credit without credit recourse to the dealer. Although all the contracts in Coastal Credit’s portfolio were acquired without credit recourse, each dealer remains liable to Coastal Credit for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

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

Accrued Interest Payable

Accrued interest payable was $0.1 million at September 30, 2009, compared to $0.2 million at December 31, 2008. The change in accrued interest payable is the result of the decline in the interest rate on the line of credit.

Creditor Notes Payable

Creditor notes payable was approximately $22,000 at September 30, 2009, compared to approximately $128,000 at December 31, 2008. The decrease was the result of fair market valuation adjustments to UAC’s third party creditor notes payable during the nine months ended September 30, 2009 and distributions.

Liquidity and Capital Resources for the Nine Months Ended September 30, 2009 and 2008

Net cash provided by operating activities was $11.1 million for the nine months ended September 30, 2009 compared to $8.6 million for the nine months ended September 30, 2008. The change in net cash flows is primarily from the reduction of salaries and benefits and operating expenses as a result of the elimination of performance based awards recorded in 2008 but not in 2009 and interest on expense from Coastal Credit related to the reduction in the average line of credit between the periods.

Net cash used in investing activities was $11.8 million for the nine months ended September 30, 2009 compared to net cash provided by investing activities of $2.4 million for nine months ended September 30, 2008. This change was primarily the result of a reduction in the principal collection and recoveries on the UAC finance receivable portfolio and the increase in purchases of finance receivables by Coastal Credit during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

Part I   Financial Information

Net cash used in financing activities was approximately $76,000 for the nine months ended September 30, 2009 compared to $10.0 million for the nine months ended September 30, 2008. Net cash used in financing activities for the nine months ended September 30, 2008 primarily resulted from the $9.0 million net repayment on the line of credit compared to the zero net activity on the line of credit for the nine months ended September 30, 2009.

At September 30, 2009, White River and its subsidiaries had cash and cash equivalents of $5.7 million compared to $4.8 million at September 30, 2008.

Coastal Credit has a revolving credit facility from a lending institution with a maximum borrowing limit at September 30, 2009 of $100.0 million. The maturity date is December 31, 2011. As of September 30, 2009, Coastal Credit had $40.5 million of indebtedness outstanding under this facility as compared to $41.0 million as of September 30, 2008. Total availability under the line of credit was $80.6 million based upon the level of eligible collateral with $40.1 million available in excess of the amount utilized at September 30, 2009. The credit facility is secured by substantially all of the assets of Coastal Credit. In addition, White River has provided an unconditional corporate guaranty. Coastal Credit must maintain specified financial ratios within guidelines established by the lender and is in compliance with these ratios. Interest is paid monthly at a variable rate, based on meeting certain financial criteria. At September 30, 2009, the rate was the London Interbank Offered Rate (“LIBOR”) plus 2.60% (2.86%). There is an annual commitment fee of 1/8 of 1% on the average daily unused commitment. In the event of a significant pay down or an earlier retirement of the revolver commitment, Coastal Credit would sustain certain prepayment penalties. This facility limits distributions Coastal Credit may make to White River to 50% of Coastal Credit’s net income in addition to permitted payments on subordinated debt.

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

On November 11, 2009, White River announced that its Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to be paid December 4, 2009 to shareholders of record on November 20, 2009. In addition, the Board of Directors reauthorized White River’s previously announced share repurchase program. White River is now authorized to repurchase up to 500,000 shares of its outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. Under the repurchase program authorized in October 2008, White River was authorized to repurchase up to 150,000 shares of common stock. White River made no repurchases under the earlier authorization.

Part I   Financial Information

Asset Quality

Set forth below is certain information concerning the credit loss experiences on the fixed rate retail automobile receivables of White River. There can be no assurance that future net credit loss experience on the receivables will be comparable to that set forth below. See “Discussion of Forward-Looking Statements.”

Finance Receivables – Coastal Credit

Delinquency experience of finance receivables at Coastal Credit, including unearned interest ($ in thousands):

	September 30, 2009		December 31, 2008
	$	%	$	%

Finance receivables - gross balance	$112,692		$104,599

Delinquencies:
30-59 days	$1,357	1.2%	$1,452	1.4%
60-89 days	1,070	0.9%	1,269	1.2%
90+ days	1,931	1.7%	1,943	1.9%
Total delinquencies	$4,358	3.9%	$4,664	4.5%

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

Part I   Financial Information

Allowance for loan losses of finance receivables ($ in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Balance at beginning of period	$7,860	$6,935	$7,560	$6,810
Charge-offs, net of recoveries	(2,099)	(1,987)	(5,799)	(5,325)
Provision for estimated credit losses	2,249	2,287	6,249	5,750

Balance at the end of the period	$8,010	$7,235	$8,010	$7,235

Finance receivables, net of unearned finance charges	$110,218	$100,041	$110,218	$100,041

Allowance for loan losses as a percent of finance receivables, net of unearned finance charges	7.27%	7.23%	7.27%	7.23%

Annualized net charge-offs as a percent of finance receivables, net of unearned finance charges	7.62%	7.94%	7.02%	7.10%

Allowance for loan losses as a percent of annualized net charge-offs	95.40%	91.03%	103.60%	101.90%

Finance Receivables – UAC

Delinquency experience of finance receivables at UAC ($ in thousands):

	September 30, 2009		December 31, 2008
	$	%	$	%

Finance receivables principal balance	$139		$1,103

Delinquencies:
30-59 days	$22	15.8%	$195	17.7%
60-89 days	13	9.4%	76	6.9%
90+ days	8	5.8%	22	2.0%
Total delinquencies	$43	30.9%	$293	26.6%

Part I   Financial Information

Allowance for loan losses of finance receivables ($ in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Balance at the beginning of period	$—	$10	$7	$222
Charge-offs	(29)	(113)	(114)	(613)
Recoveries	94	309	358	1,242
Recovery for estimated credit losses	(65)	(198)	(251)	(843)

Balance at the end of the period	$—	$8	$—	$8

Net charge-offs (recoveries)	$(65)	$(196)	$(244)	$(629)
Finance receivables	$139	$2,235	$139	$2,235

Allowance for loan losses as a percent of finance receivables	0.00%	0.36%	0.00%	0.36%

UAC has experienced net recoveries for 32 consecutive months.  This overall trend is expected to continue resulting in no allowance for loan losses for the UAC receivable portfolio.

Recent Market Developments

Since January 2008, operations of many auto finance companies have been affected by the significant contraction of the personal credit markets and the near elimination of the securitization markets. In addition, there have been auto finance companies which have seen their lines of credit reduced or terminated as a result of the credit crisis. Some companies have been forced to severely curtail loan purchases and originations or shut down operations as a result of a lack of funding. We believe White River is well positioned to continue operations and grow the company responsibly based on the following factors:

•	Coastal Credit is not dependent on the securitization market for financing.

•	At September 30, 2009, there was $40.1 million available, in excess of the amount utilized, from the line of credit, which does not expire until December 2011.

•	White River is very well capitalized with an equity to asset ratio of 70.2% as of September 30, 2009.

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
•
changes in laws or regulations, including the impact of current, pending and future legislation and regulation, including the impact of recently enacted federal economic and financial markets recovery legislation and potential comprehensive financial system regulatory reform legislation:

•	changes in the policies of federal or state regulators and agencies, and
•	other circumstances, many of which are beyond White River’s control.

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

Changes in Internal Control Over Financial Reporting

During White River’s fiscal quarter ended September 30, 2009, there were no changes in White River’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect White River’s internal control over financial reporting.

Part II   Other Information

PART II

ITEM 5.   OTHER INFORMATION

On November 11, 2009, White River announced that its Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to be paid December 4, 2009 to shareholders of record on November 20, 2009. In addition, the Board of Directors reauthorized White River’s previously announced share repurchase program. White River is now authorized to repurchase up to 500,000 shares of its outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. Under the repurchase program authorized in October 2008, White River was authorized to repurchase up to 150,000 shares of common stock. White River made no repurchases under the earlier authorization.

ITEM 6.   EXHIBITS.

No.	Description

10.1
Release, Satisfaction, and Waiver Agreement dated August 31, 2009 between White River Capital, Inc. and Mark R. Ruh (incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed September 4, 2009)

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

White River Capital, Inc.
(Registrant)

November 12, 2009	By:	/s/ Martin J. Szumski
Martin J. Szumski
Chief Financial Officer
(Signing on behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX

No.	Description	Location

10.1	Release, Satisfaction, and Waiver Agreement dated August 31, 2009 between White River Capital, Inc. and Mark R. Ruh	Incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed September 4, 2009.

31.1	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached

31.2	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached