Form 10-K
period 2009-12-31
White River Capital Inc
filed 2010-03-15
CIK 1318545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 001-33257

White River Capital, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-1908796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6051 El Tordo, PO Box 9876
Rancho Santa Fe, CA  92067
 (Address of principal executive offices/zip code)

Registrant’s telephone number, including area code: (858) 997-6740

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, without par value	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

The aggregate market value of the registrant’s voting common stock held by non-affiliates, computed by reference to the price at which the common stock was last sold as of June 30, 2009 was $23.4 million.  The registrant does not have any non-voting common equity securities.

As of March 10, 2010, there were 3,982,089 shares outstanding of the issuer’s Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s definitive proxy statement for its 2010 Annual Meeting of Shareholders, which the registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Form 10-K.

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

Union Acceptance Company LLC (“UAC”), based in Fishers, Indiana, is a specialized auto finance company operating under a bankruptcy plan of reorganization under which it must pay net proceeds from its residual interest in its receivables portfolios and other estate assets to creditors holding notes and claims under the plan. White River owns substantially all of such notes and claims. UAC’s bankruptcy case was closed in January 2007.

White River’s net interest margin after provision for estimated losses was $21.6 million for the year ended December 31, 2009.  Net income for this same period was $4.9 million.  At December 31, 2009, total assets were $141.0 million.

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

On August 31, 2009, White River announced the departure of an executive officer who held the positions of President, Chief Operating Officer and Secretary.  White River has not filled, and does not intend to fill, these executive positions.

COASTAL CREDIT LLC

General

Coastal Credit is a subprime finance company engaged in acquiring sub-prime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks.  Coastal Credit then services the receivables it acquires. Coastal Credit commenced operations in Virginia in 1987. It conducts business in 20 states – California, Colorado, Delaware, Florida, Georgia, Hawaii, Louisiana, Maryland, Mississippi, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah, Virginia and Washington – through its 18 branch locations.

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

A significant number of contracts acquired by Coastal Credit are contracts made with borrowers who are in the United States military. During 2009, 47.6% of new originations were made with these borrowers. Coastal Credit believes that having in its portfolio a significant percentage of contracts for which the borrowers are United States military personnel contributes to lower payment delinquency and higher collection personnel efficiencies. Coastal Credit requests all borrowers who are in the military to use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower. Delinquency of payments on contracts paid by allotment historically has been less than delinquency of payments on contracts not paid by allotment. As a result, the collection effort associated with the military contracts requires substantially less time, allowing Coastal Credit’s collection staff to focus on an increased number of civilian sector contracts.

Coastal Credit’s executive offices are located at 3852 Virginia Beach Boulevard, Virginia Beach, Virginia 23452.

Acquisition of Automobile Finance Contracts

Coastal Credit currently conducts its automobile finance programs in 20 states through a total of 18 branches, with two branches in each of Florida, Georgia,  and Virginia, and one branch in each of California, Colorado, Delaware, Louisiana, Mississippi, Nevada, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas and Utah. Each branch acquires, processes, and services contracts in its geographic area.

Coastal Credit’s branch managers develop and maintain relationships with automobile dealers in the branches’ geographic areas. Coastal Credit enters into non-exclusive dealer agreements with these dealers for the acquisition of individual contracts. The dealer agreement provides Coastal Credit with recourse to the dealer in cases of dealer fraud or breach of the dealer’s representations and warranties. As of December 31, 2009, Coastal Credit had non-exclusive agreements with approximately 4,300 dealers, of which approximately 600 are active. Coastal Credit considers a dealer agreement to be active if Coastal Credit has acquired a contract under the dealer agreement in the last nine months. After Coastal Credit acquires a contract from a dealer, the dealer is no longer involved in the relationship between Coastal Credit and the borrower, other than through the existence of limited representations and warranties of the dealer.

Borrowers under the contracts typically make down payments, in the form of cash or trade-in, ranging from 5% to 20% of the sale price of the vehicle financed. The balance of the purchase price of the vehicle plus taxes, title fees and, if applicable, premiums for “add-on” products (described below), are generally financed over a period of 36 to 54 months.

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

As of December 31, 2009, Coastal Credit’s contract portfolio consisted exclusively of contracts acquired by Coastal Credit without credit recourse to the dealer. Although all the contracts in Coastal Credit’s contract portfolio were acquired without credit recourse, each dealer remains liable to Coastal Credit for liabilities arising from any breach of certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

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

Both Coastal Credit and the dealers with which it does business offer purchasers of vehicles certain other “add-on” products. These products are offered by the dealer on Coastal Credit’s behalf or by the dealer on behalf of the automobile dealership at the time of sale. The add-on products consist of the following:

•	Extended warranty protection – covers the cost of certain repairs after the vehicle’s warranty expires;
•	Gap protection – pays an amount between what the borrower owes and the primary insurance cash value of a vehicle if the vehicle is stolen or destroyed; and
•	Collateral protection insurance – pays the cost to repair or the value of the vehicle if the vehicle is stolen, damaged or destroyed.

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
Region #4 – California, Colorado, Hawaii, New Mexico, Utah and Washington.

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

To protect its collateral in financed vehicles, Coastal Credit requires all borrowers to obtain and maintain collision insurance covering damage to the vehicle and naming Coastal Credit as the loss payee. The insurance typically must have a deductible of not more than $500. Failure to maintain insurance constitutes a default under the contract, and Coastal Credit may, at its discretion, repossess the vehicle. Coastal Credit does not “force-place” insurance (that is, purchase insurance on behalf of borrowers whose policies have lapsed and add the cost and applicable finance charges to the balance of the contract).

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

Once a branch manager or senior management has approved a repossession request, a repossession firm repossesses the vehicle and delivers it to a secure location specified by Coastal Credit. Coastal Credit maintains relationships with several licensed repossession firms that repossess vehicles for fees that typically range from $225 to $375 for each vehicle repossessed. As required by applicable state law, Coastal Credit notifies the borrower by certified letter that the vehicle has been repossessed and that, to regain the vehicle, he or she must make arrangements satisfactory to Coastal Credit and pay the amount owed under the contract within the statutory redemption period allowed by the applicable state law after delivery of the letter. If satisfactory arrangements for return of the vehicle are not made within the statutory period, Coastal Credit then sends title to the vehicle to the applicable state title transfer department, which then registers the vehicle in Coastal Credit’s name. Coastal Credit then sells the vehicle by public auction. On average, approximately 45 days elapse from the time Coastal Credit takes possession of a vehicle and the time it is sold at auction.

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

Regulation

Coastal Credit’s financing and collection operations are subject to regulation, supervision and licensing under various federal, state and local statutes and ordinances. Additionally, the procedures that Coastal Credit must follow in connection with the repossession of vehicles securing contracts are regulated by each of the states in which Coastal Credit does business. In addition to applicable federal law, the laws of the following states where Coastal Credit currently has branches govern Coastal Credit’s operations: Alaska, California, Colorado, Delaware, Florida, Georgia, Louisiana, Mississippi, Nevada, Ohio, Oklahoma, Pennsylvania, Texas and Virginia.

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

Employees

Coastal Credit’s executive management and various support functions are centralized at its corporate headquarters in Virginia Beach, Virginia. As of December 31, 2009, Coastal Credit employed approximately 119 persons.

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

Generally, UAC is obligated to continue to collect cash as it became available from prescribed assets of the bankruptcy estate and to distribute such cash to the creditors of the bankruptcy estate who made claims in the Bankruptcy Case and whose claims were allowed by the bankruptcy court. White River purchased substantially all of the allowed claims from UAC’s bankruptcy creditors in 2005 and now holds all unsecured claims, 89.1% of Subordinated Notes and 94.7% of the Accrual Notes.  Accordingly, the large majority of distributions from the bankruptcy estate assets inure to White River.

In connection with UAC’s Plan of Reorganization and distributions and as a result of White River’s acquisition of UAC’s general unsecured claims and Subordinated Notes, UAC’s creditor notes payable (in thousands) are as follows at:

	December 31, 2009			December 31, 2008
	Carrying Value	Contractual Remaining Debt Not Owned by White River	Total Contractual Remaining Debt	Carrying Value	Contractual Remaining Debt Not Owned by White River	Total Contractual Remaining Debt
Restructured debt:
Class 2A general unsecured claims	$—	$—	$10	$—	$—	$54
Restructured subordinated notes	7	1,541	14,176	128	1,618	14,888
Senior accrual notes	—	—	4,106	—	—	4,106
Subordinated accrual notes	—	431	3,964	—	431	3,964

Total creditor notes payable	$7	$1,972	$22,256	$128	$2,049	$23,012

UAC Continuing Operations

UAC continues to oversee the receipt and distribution of the cash flows from its remaining assets and to carry out the Second Amended and Restated Plan of Reorganization approved in connection with the bankruptcy case. UAC currently has a staff of one employee, while UAC’s President, John M. Eggemeyer, is employed by Castle Creek Capital LLC (“Castle Creek”), and its Chief Financial Officer, Martin J. Szumski, is employed by White River. UAC’s current principal activities are the following:

•	overseeing collection and distribution of cash flows from receivable portfolios and other assets in accordance with the Plan of Reorganization;
•	managing deficiency account collections requiring legal action; and
•	holding portfolios of automobile receivables that it had initially acquired prior to the Bankruptcy Case.

UAC finance receivables were approximately $61,000 at December 31, 2009.

ITEM 1A.   RISK FACTORS

Not applicable.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

White River and its subsidiaries lease our headquarters and branch office facilities. White River has an expense sharing agreement that includes office space for its corporate headquarters, located at 6051 El Tordo, Rancho Santa Fe, California. This space is adequate for the functions provided at the headquarters.

Coastal Credit leases its corporate headquarters and branch office facilities. Its headquarters, located at 3852 Virginia Beach Boulevard, in Virginia Beach, Virginia, consist of approximately 9,340 square feet of office space. The current lease relating to this space expires in September 2012.

Coastal Credit’s 18 branch offices located in Alaska, California, Colorado, Delaware, Florida, Georgia, Louisiana, Mississippi, Nevada, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah and Virginia range in size from approximately 885 square feet to 6,700 square feet, with a typical size of 1,600 to 2,000 square feet. These offices are located in office parks, shopping centers or strip malls and are occupied pursuant to leases with an initial term of from one to five years. Coastal Credit believes that these facilities and additional or alternate space available to it are adequate to meet its needs for the foreseeable future.

UAC and its subsidiary lease its corporate headquarters. Its headquarters, located at 11650 Lantern Road, in Fishers, Indiana, is approximately 180 square feet of office space.  The current lease for this space expires in June 2010.

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

ITEM 4.   RESERVED

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

White River’s common stock trades on the NYSE Amex under the symbol RVR.  As of March 10, 2010, there were 3,982,089 shares of common stock outstanding and approximately 80 shareholders of record (assuming all remaining unexchanged certificates for shares of UAC common stock are exchanged for certificates representing White River shares). White River’s common stock was held by approximately 525 beneficial owners as of such date.

The following table sets forth the range of the high, low and closing sale prices for White River’s common stock as reported on the NYSE Amex, and the quarterly cash dividends per share declared, in each case for the periods indicated:

	High	Low	Close	Dividends
Fiscal year ended December 31, 2008
First Quarter	$19.43	$15.26	$16.20	$—
Second Quarter	17.00	12.48	15.30	—
Third Quarter	16.40	13.27	12.55	—
Fourth Quarter	14.50	3.98	6.50	—

Fiscal year ended December 31, 2009
First Quarter	$7.75	$5.20	$6.00	$—
Second Quarter	9.59	6.00	9.30	—
Third Quarter	13.63	9.00	10.50	—
Fourth Quarter	16.06	10.05	11.24	0.25

Dividends

On November 11, 2009, the Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to shareholders of record on November 20, 2009.  This quarterly dividend of $1.0 million was paid on December 4, 2009.

On February 22, 2010, White River announced that its Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to shareholders of record on March 3, 2010. This quarterly dividend was paid on March 12, 2010.

White River intends to continue paying quarterly dividends at a rate of 25 cents per share.  However, the continuance of such dividend payments will depend on a number of factors, including White River’s capital levels, financial condition, and results of operations.  Our Board of Directors continually reviews and evaluates White River’s cash dividend policy and retains the discretion to declare and pay dividends, subject to applicable legal requirements.

While Coastal Credit is not restricted by its operating agreement from making distributions, its line of credit restricts the payment of cash distributions to 50% of Coastal Credit’s pre-tax income for the prior 12 months unless written approval from its lender is received to exceed such restriction. Coastal Credit’s ability to receive the necessary approval is largely dependent upon its portfolio performance, and Coastal Credit may not be able to obtain the necessary approvals in the future for distributions to White River that would enable White River to pay cash dividends to its shareholders.

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

Purchase of Equity Securities by White River and Affiliated Purchasers

On October 27, 2008, White River announced that its board of directors had authorized a stock repurchase program for up to 150,000, or approximately 3.9%, of White River’s issued and outstanding shares of common stock. Repurchases under the program were not authorized to begin until the third business day following the filing, with the SEC, of the Form S-4 registration statement relating to White River’s previously announced merger transaction with First Chicago Bancorp. On June 2, 2009, White River delivered a written notification to First Chicago terminating the Merger Agreement, effective immediately. White River made no repurchases of its common stock under this stock repurchase program.

On November 11, 2009, the Board of Directors reauthorized White River’s previously announced share repurchase program. White River is now authorized to repurchase up to 500,000 shares of its outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions.  As of December 31, 2009, White River has repurchased 67,000 shares of its outstanding common stock under the program for $0.7 million.  Information on the shares repurchased under the program during the fourth quarter of 2009 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Program

October 1, 2009 - October 31, 2009	—	$—	—	—
November 1, 2009 - November 30, 2009	1,800	$11.82	1,800	498,200
December 1, 2009 - December 31, 2009	65,200	$11.07	65,200	433,000
	67,000	$11.09	67,000

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This section is intended to provide an understanding of the financial performance of White River through a discussion of the factors affecting White River’s financial condition at December 31, 2009 and 2008, and White River’s consolidated results of operations for the years ended December 31, 2009 and 2008. This section should be read in conjunction with White River’s consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this document. In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. See “Discussion of Forward-Looking Statements.”

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

Goodwill

Goodwill was not amortized; rather, White River annually tested goodwill for impairment. The amount of goodwill impairment was measured as the excess of the carrying value of goodwill over its implicit fair value, based on the fair value of the reporting unit. Goodwill was written off during the year ended December 31, 2008.

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

The ultimate realization of the deferred tax asset depends on White River’s ability to generate sufficient taxable income in the future and its ability to avoid an ownership change for tax purposes. The valuation allowance has been derived pursuant to the provisions of ASC Topic No. 740, Income Taxes, and reduces the total deferred tax asset to an amount that will “more likely than not” be realized (see Note 11 to the consolidated financial statements). As of December 31, 2009, there was no liability recorded for unrecognized tax benefits.

New Accounting Pronouncements

In May 2009, the FASB issued ASC Topic No. 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 provides clarity around the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim and annual financial reporting periods ending after June 15, 2009 and shall be applied prospectively. This guidance was subsequently amended on February 24, 2010 to no longer require disclosure of the date through which an entity has evaluated subsequent events. The effect of adoption was not material.

In June 2009, the FASB issued ASC Topic No. 810, Consolidation (“ASC 810”). ASC 810 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity (“VIE”).  In addition, ASC 810 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE, which was previously only required upon the occurrence of specified events, and requires additional disclosures concerning an enterprise’s continuing involvement with variable interest entities.  ASC 810 is effective for annual periods beginning after November 15, 2009, which is January 1, 2010 for White River, and interim periods within that annual reporting period. White River is currently evaluating the effect, if any, of adopting ASC 810 on its consolidated financial statements.

In June 2009, the FASB issued ASC Topic No. 105, Generally Accepted Accounting Positions (ASC 105) (the “Codification”).  The Codification is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the United States Securities and Exchange Commissions (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of the Codification did not result in a change in White River’s current practices and had no impact on its consolidated financial statements as of December 31, 2009.

Results of Operations

The Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net income was $4.9 million, or $1.20 per diluted share, for the year ended December 31, 2009, compared to net loss of $14.4 million, or $3.71 per diluted share, for the year ended December 31, 2008. The increase in net income from the prior year is primarily due to a $34.5 million impairment of goodwill recognized during 2008 with no such charge during 2009. This increase in net income was partially offset by the following:

•	a decrease in accretion income from accumulated other comprehensive income during 2009; and
•	an increase in provision for estimated credit losses during 2009 of $0.7 million.

Discussion of Results

The following table presents consolidating financial information for White River for the periods indicated:

For The Year Ended December 31, 2009	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$414	$30,904	$34	$31,352
Interest expense	(174)	(1,332)	—	(1,506)
Net interest margin	240	29,572	34	29,846
Recovery (provision) for estimated credit losses	279	(8,571)	—	(8,292)
Net interest margin after recovery (provision) for estimated credit losses	519	21,001	34	21,554
Total other expenses	(1,372)	(11,332)	(1,300)	(14,004)
Income (loss) before income taxes	$(853)	$9,669	$(1,266)	$7,550

For The Year Ended December 31, 2008	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$8,170	$29,366	$19	$37,555
Interest expense	(221)	(2,499)	—	(2,720)
Net interest margin	7,949	26,867	19	34,835
Recovery (provision) for estimated credit losses	953	(8,556)	—	(7,603)
Net interest margin after recovery (provision) for estimated credit losses	8,902	18,311	19	27,232
Total other revenues (expenses)	(12,784)	(11,103)	8,517	(15,370)
Goodwill impairment	—	—	(34,536)	(34,536)
Income (loss) before income taxes	$(3,882)	$7,208	$(26,000)	$(22,674)

The Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008 - Consolidated

Interest on receivables was $31.0 million compared to $30.9 million for the years ended December 31, 2009 and 2008, respectively. Coastal Credit interest on receivables increased $1.5 million. This increase is a result of an increase in the Coastal Credit average finance receivable balance to $95.5 million during the year ended December 31, 2009 as compared to $87.9 million during the year ended December 31, 2008. Interest on receivables from UAC declined $1.4 million due to a decline in the average receivable balance to $0.4 million during the year ended December 31, 2009 from $5.2 million during the year ended December 31, 2008 as a result of the liquidation of finance receivables. UAC interest income will continue to decline in future periods as the finance receivable portfolio continues to liquidate.

Accretion and other interest decreased 94.6% to $0.4 million compared to $6.7 million for the years ended December 31, 2009 and 2008, respectively. This decrease is a result of a decrease in accretion from accumulated other comprehensive income. The balance of accumulated other comprehensive income of approximately $5,000 will be fully accreted into income in 2010. The individual components of accretion and other interest income are shown in the following table (in thousands):

	Years Ended December 31,
	2009	2008

UAC discount accretion from accumulated other comprehensive income	$326	$6,656
Interest on cash balances	35	41

Accretion and other interest income	$361	$6,697

Interest expense decreased 44.6% to $1.5 million compared to $2.7 million for the years ended December 31, 2009 and 2008, respectively. Coastal Credit interest expense was $1.3 million for the year ended December 31, 2009 as compared to $2.5 million for the year ended December 31, 2008 as a result of the decrease in interest rates during 2009 and the decrease in average line of credit to $41.1 million from $43.0 million for the years ended December 31, 2009 and 2008, respectively. UAC interest expense was relatively unchanged at $0.2 million.

Provision for estimated credit losses was $8.3 million compared to $7.6 million for the years ended December 31, 2009 and 2008, respectively. Provision for estimated credit losses is charged to income to bring Coastal Credit’s allowance for estimated credit losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. For Coastal Credit, the provision for estimated credit losses was $8.6 million for the years ended December 31, 2009 and 2008. UAC recorded recovery for estimated credit losses of $0.3 million compared to $1.0 million for the years ended December 31, 2009 and 2008, respectively. This change in recovery for estimated credit losses is a result of declining defaulted receivables during 2009 and 2008.

Salaries and benefits decreased to $8.0 million for the year ended December 31, 2009 compared to $8.5 million for the year ended December 31, 2008. This decrease was primarily a result of performance based awards paid during the second quarter of 2008 of approximately $0.3 million but not in 2009 as well as a decrease in stock based compensation as a result of awards fully vesting during 2009.

Other operating expenses decreased to $6.0 million for the year ended December 31, 2009 compared to $6.4 million for the year ended December 31, 2008. Coastal Credit operating expenses remained relatively unchanged between these periods. Corporate and Other operating expenses decreased $0.3 million between these periods. This decrease was primarily a result of non-employee performance based awards paid during 2008 but not in 2009.  This decrease was partially offset by the severance payment related to the departure of an executive officer of White River on August 31, 2009 and the expense of approximately $342,000 of equity related costs associated with the previously disclosed merger transaction with First Chicago Bancorp (which was terminated on June 2, 2009). The equity related costs had been recognized as prepaid expenses prior to being expensed.

White River conducted its annual test for impairment of goodwill as of August 31, 2008. The annual impairment test of goodwill resulted in the full impairment of goodwill totaling $34.5 million. The methodology for determining the fair value of the reporting unit was a combination of quoted market prices, prices of comparable businesses, discounted estimated cash flows and other valuation techniques. The significant downturn in the equity markets during the third quarter 2008 exacerbated the decreased valuations calculated using these methodologies.

Third party servicing expenses decreased 88.3% to approximately $31,000 for the year ended December 31, 2009 compared to approximately $264,000 for the year ended December 31, 2008. UAC is the only segment that incurred this expense. This decrease is the result of the ongoing liquidation of the UAC receivable portfolio during 2009. UAC pays a monthly servicing fee per active receivable. As the number of receivables decreased as the result of the liquidation of receivables, the third party servicing expenses decreased.

Income tax expense was $2.7 million for the year ended December 31, 2009 compared to an income tax benefit of $8.2 million for the year ended December 31, 2008. The expense is based on the estimated effective tax rates for 2009 and 2008, respectively. The benefit for the year ended December 31, 2008 was primarily a result of the $12.6 million tax effect from the impairment of goodwill.

Financial Condition as of December 31, 2009 and 2008

Finance Receivables, Net

Finance receivables, net increased to $88.6 million at December 31, 2009 as compared to $84.2 million at December 31, 2008. UAC finance receivables, net decreased to approximately $61,000 at December 31, 2009 as compared to $1.1 million at December 31, 2008. Coastal Credit finance receivables, net increased to $88.6 million compared to $83.1 million for the periods ended December 31, 2009 and 2008, respectively.

A significant number of contracts acquired by Coastal Credit are contracts made with borrowers who are in the United States military. As of December 31, 2009, 40.7% of the Coastal Credit receivables were with borrowers who are in the United States military as compared to 32.8% as of December 31, 2008. Coastal Credit believes that having in the portfolio a significant percentage of contracts for which the borrowers are United States military personnel contributes to lower payment delinquency and greater collection personnel efficiencies. Coastal Credit requests that all borrowers who are in the military use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower. Delinquency of payments on contracts paid by allotment historically has been less than delinquency of payments on contracts not paid by allotment. As a result, the collection effort associated with the military contracts requires substantially less time, allowing Coastal Credit’s collection staff to focus on non-military contracts.

Accrued Interest Payable

Accrued interest payable was $0.1 million at December 31, 2009, compared to $0.2 million at December 31, 2008. The change in accrued interest payable is the result of the decline in the interest rate on the line of credit.

Creditor Notes Payable

Creditor notes payable was approximately $7,000 at December 31, 2009, compared to $0.1 million at December 31, 2008. The decrease was the result of fair market valuation adjustments to UAC’s third party creditor notes payable during 2009 as well as distributions paid.

Liquidity and Capital Resources for the Years Ended December 31, 2009 and 2008

Net cash provided by operating activities was $15.5 million for the year ended December 31, 2009 compared to $12.2 million for the year ended December 31, 2008. The change in net cash flows provided by operating activities is primarily a result of the reduction of interest expense from Coastal Credit related to the decrease in interest rates and the reduction in the average line of credit between the period and a reduction of total other expenses of $1.3 million.

Net cash used in investing activities was $12.8 million for the year ended December 31, 2009 compared to $0.5 million for the year ended December 31, 2008. This change was primarily the result of the continued reduction in the principal collection and recoveries on the UAC finance receivable portfolio and the increase in purchases of finance receivables by Coastal Credit during 2009 compared to 2008.

Net cash used in financing activities was $2.3 million for the year ended December 31, 2009 compared to $9.2 million for the year ended December 31, 2008. Net cash flows used in financing activities for the year ended December 31, 2009 primarily resulted from the $0.7 million repurchase of White River common stock and $1.0 million quarterly dividend that was paid on December 4, 2009.  Net cash flows used in financing activities for the year ended December 31, 2008 primarily resulted from the $9.5 million net repayment of the line of credit.

At December 31, 2009, White River and its subsidiaries had cash and cash equivalents of $6.8 million compared to $6.4 million at December 31, 2008.

Coastal Credit has a revolving credit facility from a lending institution with a maximum borrowing limit at December 31, 2009 of $100 million. The maturity date on the line of credit is December 31, 2011 and the interest rate is the London Interbank Offered Rate (“LIBOR”) plus 2.60%.  As of December 31, 2009, Coastal Credit had $40.0 million of indebtedness outstanding under this facility as compared to $40.5 million as of December 31, 2008. Total availability under the line of credit at December 31, 2009 was $79.9 million based upon the level of eligible collateral, with $39.9 million and $33.7 million available in excess of the amount utilized at December 31, 2009 and 2008, respectively. The credit facility is secured by substantially all of the assets of Coastal Credit. In addition, White River has provided an unconditional corporate guaranty. Coastal Credit must maintain specified financial ratios within guidelines established by the lender. Interest is paid monthly at a variable rate, based on meeting certain financial criteria. The average rate during the month of December, 2009 and 2008 was LIBOR plus 2.60% which equated to 2.84% and 4.50%, respectively. There is an annual commitment fee of 1/8 of 1% on the average daily unused commitment. In the event of a significant pay down or an earlier retirement of the revolver commitment, Coastal Credit would sustain certain prepayment penalties. This facility limits distributions Coastal Credit may make to White River to 50% of Coastal Credit’s net income.

UAC’s sources of liquidity are limited and consist of cash on hand, funds from consolidated operations and cash collections from the liquidating finance receivables. White River, as owner of the substantial majority of UAC's notes and claims outstanding under the Plan of Reorganization, is entitled to distribution of the substantial majority of these cash flows as they are realized by UAC. However, the realization of such projected cash flows is dependent upon the performance of the underlying auto receivable portfolios and the effective servicing of such receivables. In particular, if gross defaults, recoveries on defaulted receivables or prepayments on such receivables are less favorable than the rates projected by management, UAC's realization of such cash flows will be reduced or delayed relative to such projections.

White River’s sources of liquidity, as the parent company, are limited and consist of cash on hand, payments by UAC on the UAC creditor notes payable owned by White River and distributions by Coastal Credit (subject to restrictions under Coastal Credit’s credit facility).

On November 11, 2009, the Board of Directors reauthorized White River’s previously announced share repurchase program. White River is now authorized to repurchase up to 500,000 shares of its outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions.  As of December 31, 2009, White River has repurchased 67,000 shares of its outstanding common stock under the program for $0.7 million.

On November 11, 2009, the Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to shareholders of record on November 20, 2009.  This quarterly dividend totaling $1.0 million was paid on December 4, 2009.

On February 22, 2010, White River announced that its Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to shareholders of record on March 3, 2010. This quarterly dividend was paid on March 12, 2010.

 Asset Quality

Set forth below is certain information concerning the credit loss experiences on the fixed rate retail automobile receivables of White River. There can be no assurance that future net credit loss experience on the receivables will be comparable to that set forth below. See “Discussion of Forward-Looking Statements.”

Finance Receivables – Coastal Credit

Delinquency experience of finance receivables at Coastal Credit, including unearned interest ($ in thousands):

	December 31,
	2009		2008
	$	%	$	%

Finance receivables - gross balance	$110,847		$104,599

Delinquencies:
30-59 days	$1,301	1.2%	$1,452	1.4%
60-89 days	1,107	1.0%	1,269	1.2%
90+ days	1,706	1.5%	1,943	1.9%
Total delinquencies	$4,114	3.7%	$4,664	4.5%

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

Allowance for loan losses of finance receivables ($ in thousands):

	Years Ended December 31,
	2009	2008

Balance at beginning of period	$7,560	$6,810
Charge-offs, net of recoveries	(8,046)	(7,806)
Provision for estimated credit losses	8,571	8,556

Balance at the end of the period	$8,085	$7,560

Finance receivables, net of unearned finance charges	$108,676	$101,523

Allowance for loan losses as a percent of finance receivables, net of unearned finance charges	7.44%	7.45%

Net charge-offs as a percent of finance receivables, net of unearned finance charges	7.40%	7.69%

Allowance for loan losses as a percent of net charge-offs	100.48%	96.85%

Finance Receivables – UAC

Delinquency experience of finance receivables at UAC ($ in thousands):

	December 31,
	2009		2008
	$	%	$	%

Finance receivables principal balance	$61		$1,103

Delinquencies:
30-59 days	$15	24.6%	$195	17.7%
60-89 days	9	14.8%	76	6.9%
90+ days	3	4.9%	22	2.0%
Total delinquencies	$27	44.3%	$293	26.6%

Allowance for loan losses of finance receivables ($ in thousands):

	Years Ended December 31,
	2009	208

Balance at the beginning of period	$7	$222
Charge-offs	(135)	(707)
Recoveries	407	1,445
Recovery for estimated credit losses	(279)	(953)

Balance at the end of the period	$—	$7

Net recoveries	$(272)	$(738)
Finance receivables	$61	$1,103

Allowance for loan losses as a percent of finance receivables	0.00%	0.63%

Recent Market Developments

Since January 2008, operations of many auto finance companies have been affected by the significant contraction of the personal credit markets and the near elimination of the securitization markets. In addition, there have been auto finance companies which have seen their lines of credit reduced or terminated as a result of the credit crisis. Some companies have been forced to severely curtail loan purchases and originations or shut down operations as a result of a lack of funding. We believe White River is well positioned to continue operations and grow the company responsibly based on the following factors:

•	Coastal Credit is not dependent on the securitization market for financing.

•	At December 31, 2009, there was $39.9 million available, in excess of the amount utilized, from the line of credit, which does not expire until December 2011.

•	White River is very well capitalized with an equity to asset ratio of 70.3% as of December 31, 2009.

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

Discussion of Forward—Looking Statements

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
White River Capital, Inc.

We have audited the accompanying consolidated balance sheets of White River Capital, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of White River Capital, Inc. and subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of White River Capital, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen LLP

Raleigh, North Carolina
March 12, 2010

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS	December 31, 2009	December 31, 2008

Cash and cash equivalents	$6,797	$6,403
Finance receivables-net	88,612	84,187
Deferred tax assets-net	44,711	46,946
Other assets	836	1,292

TOTAL	$140,956	$138,828

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Line of credit	$40,000	$40,500
Accrued interest	107	165
Creditor notes payable	7	128
Other payables and accrued expenses	1,726	1,949

Total liabilities	41,840	42,742

SHAREHOLDERS’ EQUITY:
Preferred Stock, without par value, authorized 3,000,000 shares; none issued and outstanding	—	—
Common Stock, without par value, authorized 20,000,000 shares; 3,997,506 and 4,022,853 issued and outstanding at December 31, 2009 and 2008, respectively	181,845	182,462
Accumulated other comprehensive income, net of taxes	3	210
Accumulated deficit	(82,732)	(86,586)

Total shareholders’ equity	99,116	96,086

TOTAL	$140,956	$138,828

See notes to consolidated financial statements.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2009	2008
INTEREST:
Interest on receivables	$30,991	$30,858
Accretion and other interest	361	6,697

Total interest income	31,352	37,555

Interest expense	(1,506)	(2,720)

Net interest margin	29,846	34,835

Provision for estimated credit losses	(8,292)	(7,603)

Net interest margin after provision for estimated credit losses	21,554	27,232

OTHER REVENUES (EXPENSES):
Salaries and benefits	(8,025)	(8,543)
Third party servicing expense	(31)	(264)
Other operating expenses	(5,996)	(6,424)
Change in fair market valuation of creditor notes payable	139	(11)
Gain from deficiency account sale	171	162
Other expense	(262)	(290)

Total other revenues (expenses)	(14,004)	(15,370)

Goodwill Impairment	—	(34,536)

INCOME (LOSS) BEFORE INCOME TAXES	7,550	(22,674)

INCOME TAX BENEFIT (EXPENSE)	(2,680)	8,239

NET INCOME (LOSS)	$4,870	$(14,435)

NET INCOME (LOSS) PER COMMON SHARE (BASIC)	$1.20	$(3.71)

NET INCOME (LOSS) PER COMMON SHARE (DILUTED)	$1.20	$(3.71)

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,056,088	3,887,093

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,057,972	3,887,093

See notes to consolidated financial statements.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009 AND 2008
(Dollars in thousands)

	Number of Common Shares Outstanding	Common Stock	Warrants	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity

BALANCE-Janury 1, 2008	3,843,087	$179,976	$534	$4,437	$(72,150)	$112,797

Comprehensive loss:
Net income					(14,435)	(14,435)
Net unrealized loss on beneficial interest in Master Trust				(6,656)		(6,656)
Tax effect of OCI				2,429		2,429

Total comprehensive loss						(18,662)

Exercise of warrants	150,000	1,999	(534)			1,465

Stock-based compensation expense	29,766	487				487

BALANCE-December 31, 2008	4,022,853	182,462	—	210	(86,586)	96,086

Comprehensive income:
Net income					4,870	4,870
Net unrealized loss on beneficial interest in Master Trust				(326)		(326)
Tax effect of OCI				119		119

Total comprehensive income						4,663

Common stock cash dividends					(1,016)	(1,016)
Common stock repurchased	(67,000)	(746)				(746)

Stock-based compensation expense	41,653	129				129

BALANCE-December 31, 2009	3,997,506	$181,845	$—	$3	$(82,732)	$99,116

See notes to consolidated financial statements.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,870	$(14,435)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of other comprehensive income	(326)	(6,656)
Accretion of securitization discount	(44)	(910)
Provision for estimated credit losses	8,292	7,603
Goodwill impairment	-	34,536
Amortization and depreciation	438	434
Amortization of discount and interest accrued on creditor notes payable	94	(91)
Loss from disposition of equipment	5	-
Deferred income taxes	2,354	(8,486)
Change in fair value of creditor notes payable	(139)	11
Stock based compensation expense	129	487
Changes in assets and liabilities:
Accrued interest receivable and other assets	104	58
Other payables and accrued expenses	(279)	(327)
Net cash provided by operating activities	15,498	12,224

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of finance receivables	(58,496)	(56,855)
Collections on finance receivables	44,500	44,406
Principal collections and recoveries on receivables held for investment	1,314	12,208
Capital expenditures	(84)	(213)
Net cash used in investing activities	(12,766)	(454)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock repurchased	(746)	-
Common stock cash dividend	(1,016)	-
Proceeds from the exercise of warrants, net of costs	-	1,465
Principal payments on creditor notes payable	(76)	(1,117)
Net repayment on line of credit	(500)	(9,500)
Net cash used in financing activities	(2,338)	(9,152)

INCREASE IN CASH AND CASH EQUIVALENTS	394	2,618
CASH AND CASH EQUIVALENTS-Beginning of year	6,403	3,785
CASH AND CASH EQUIVALENTS-End of year	$6,797	$6,403

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,468	$2,996
Income tax paid	$298	$160

See notes to consolidated financial statements.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

1. GENERAL DISCUSSION

White River Capital, Inc. (“White River” or the “Company”) is a holding company for specialized indirect auto finance businesses, with two principal operating subsidiaries, Coastal Credit LLC (“Coastal Credit”) and Union Acceptance Company LLC (“UAC”). Coastal Credit based in Virginia Beach, Virginia, is a specialized subprime auto finance company engaged in acquiring subprime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks.  Coastal Credit then services the receivables it acquires. Coastal Credit operates in 20 states through 18 offices. UAC, based in Fishers, Indiana, holds and oversees its portfolio of approximately $61,000 in non-prime auto receivables, as of December 31, 2009. UAC operates under a confirmed Second Amended and Restated Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Plan”) under which it must pay net proceeds from its residual interest in its receivables portfolios and other bankruptcy estate assets to creditors holding notes and claims under the Plan. During 2005 and 2006, White River purchased and now owns directly approximately 90% of such notes and claims. On January 5, 2007, the U.S. Bankruptcy Court for the Southern District of Indiana issued a final decree and closed UAC’s Chapter 11 bankruptcy case.

In connection with UAC’s Plan of Reorganization and distributions and as a result of White River’s purchase of the majority of UAC’s general unsecured claims and subordinated notes, UAC’s creditor notes payable principal amounts (in thousands) are as follows at:

	December 31, 2009			December 31, 2008
	Carrying Value	Contractual Remaining Debt Not Owned by White River	Total Contractual Remaining Debt	Carrying Value	Contractual Remaining Debt Not Owned by White River	Total Contractual Remaining Debt
Restructured debt:
Class 2A general unsecured claims	$—	$—	$10	$—	$—	$54
Restructured subordinated notes	7	1,541	14,176	128	1,618	14,888
Senior accrual notes	—	—	4,106	—	—	4,106
Subordinated accrual notes	—	431	3,964	—	431	3,964

Total creditor notes payable	$7	$1,972	$22,256	$128	$2,049	$23,012

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

Acquisition of Coastal Credit, LLC

White River acquired 100% of the interests in Coastal Credit on August 31, 2005.  Coastal Credit is a specialized subprime auto finance company engaged primarily in (1) acquiring retail installment sales contracts from both franchised and independent automobile dealers which have entered into contracts with purchasers of used and, to a much lesser extent, new cars and light trucks, and (2) servicing the contract portfolio. Coastal Credit commenced operations in Virginia in 1987 and was restructured as a limited liability company under the laws of the Commonwealth of Virginia in 1997. It conducts business in 20 states – California, Colorado, Delaware, Florida, Georgia, Hawaii, Louisiana, Maryland, Mississippi, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah, Virginia and Washington – through its 18 branch locations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of White River and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the general practices of those in the consumer finance industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the valuation of deferred tax assets and the allowance for credit losses.

New Accounting Pronouncements- In May 2009, the FASB issued ASC Topic No. 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 provides clarity around the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim and annual financial reporting periods ending after June 15, 2009 and has been applied prospectively. This guidance was subsequently amended on February 24, 2010 to no longer require disclosure of the date through which an entity has evaluated subsequent events. The effect of adoption was not material.

In June 2009, the FASB issued ASC Topic No. 810, Consolidation (“ASC 810”). ASC 810 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity (“VIE”).  In addition, ASC 810 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE, which was previously only required upon the occurrence of specified events, and requires additional disclosures concerning an enterprise’s continuing involvement with variable interest entities.  ASC 810 is effective for annual periods beginning after November 15, 2009, which is January 1, 2010 for White River, and interim periods within that annual reporting period. White River is currently evaluating the effect, if any, of adopting ASC 810 on its consolidated financial statements.

In June 2009, the FASB issued ASC Topic No. 105, Generally Accepted Accounting Positions (ASC 105) (the “Codification”).  The Codification is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of the Codification did not result in a change in White River’s current practices and had no impact on its consolidated financial statements as of December 31, 2009.

Cash and Cash Equivalents-White River considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Finance Receivables-net-Finance receivables are recorded at cost, net of unearned finance charges, discounts and an allowance for credit losses. Coastal Credit purchases finance contracts from auto dealers without recourse, and accordingly, the dealer usually has no liability to Coastal Credit if the consumer defaults on the contract. There is no off-balance sheet credit exposure related to these receivables.

Allowance for Loan Losses - Finance Receivables-Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at a level considered adequate to cover credit losses inherent in finance receivables.

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

Charge off Policy - Finance Receivables-Coastal Credit’s policy is to charge off finance receivables against the allowance for loan losses in the month in which the installment contract becomes 60 days delinquent under recency terms and 180 days delinquent under contractual terms, if the vehicle has not been repossessed. If the vehicle has been repossessed, the receivable is charged off in the month the repossessed automobile is disposed of at public auction unless cash collections on the receivable are foreseeable in the near future. Receivables that are deemed uncollectible prior to the maximum charge off period are charged off immediately.

Income Recognition – Finance Receivables–Interest on receivables is recognized for financial reporting purposes using the interest method. Initial fees earned on add-on products such as collateral protection insurance, credit life insurance, road service plans and warranty products are recorded in income using the interest method. Late charges and deferment charges on contracts are recorded in income as collected. Cash received from loans that have previously been charged off is applied directly to the allowance for credit losses in the consolidated balance sheets. Discounts and fees, which consist primarily of non—refundable dealer acquisition discounts, are amortized over the term of the related finance receivables using the interest method and are removed from the consolidated balance sheets when the related finance receivables are charged off or paid in full.

Goodwill – Goodwill was not amortized; rather, White River annually tested goodwill for impairment. The amount of goodwill impairment was measured as the excess of the carrying value of goodwill over its implicit fair value, based on the fair value of the reporting unit. Goodwill was written off during the year ended December 31, 2008.

Property, Equipment, and Leasehold Improvements-net-Property, equipment, and leasehold improvements are recorded at cost and included in other assets. Depreciation is determined primarily on straight-line methods over the estimated useful lives of the respective assets, ranging from 3 to 10 years.

Creditor Notes Payable-Creditor notes payable represents the liability to creditors upon UAC’s emergence from bankruptcy in 2003. UAC recorded the liabilities at fair value at the confirmation date. As a result, the restructured principal amount of the debt exceeded the recorded fair value of the debt by $51.6 million. This difference or discount was recorded as gain on fair valuation of creditor liabilities and was to be amortized over the expected life of the liabilities. Although there was no stated maturity for the creditor notes payable, the discount was being accreted, using the effective interest method, over the period ending on the date on which the last contractual payment on the receivables in the underlying portfolios was expected. The following table contains the contractual interest rates for the individual classes of creditor notes payable:

Contractual Interest Rate
Restructured debt:
Class 2A general unsecured claims	8.00%
Restructured senior notes	8.00%
Restructured subordinated notes	10.00%
Senior accrual notes	4.75%
Subordinated accrual notes	4.75%

Other Income-Other income represents refunds of dealer rebates, monies collected on previously charged—off receivables, and other miscellaneous income.

Income Taxes-Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The ultimate realization of the deferred tax asset depends on White River’s ability to generate sufficient taxable income in the future and its ability to avoid an ownership change for tax purposes. The valuation allowance has been derived pursuant to the provisions of ASC Topic No. 740, Income Taxes, and reduces the total deferred tax asset to an amount that will “more likely than not” be realized (see Note 11).

Segment Information- White River is the holding company for Coastal Credit and UAC which are specialized auto finance companies. These subsidiaries are distinct legal entities and managed separately. Corporate and Other is the holding company and includes debt and interest expense related to the acquisition of Coastal Credit, professional fees related to holding activities of White River and the elimination of all inter-segment amounts, which generally relate to the holding activities of White River.

Stock-Based Compensation-Stock-based compensation cost is based upon the grant-date fair value of share-based awards. White River recognizes compensation expense for awards with only service conditions on a straight-line basis over the requisite service period for the entire award.

Concentration of Credit Risk- The Company maintains demand deposits with financial institutions, the balances of which from time to time exceed the federally insured amount.

The Company’s portfolio of finance receivables is with consumers living in various states across the United States as outlined above. Consequently, such consumers’ ability to honor their installment contracts may be affected by economic conditions in these areas. The Company has access to any collateral supporting these receivables through repossession. The Company’s finance receivables are collateralized by automobiles.

3.	FINANCE RECEIVABLES – NET

Coastal Credit

Finance receivables purchased by Coastal Credit generally have original terms ranging from 36 to 54 months and are secured by the related vehicles.

Coastal Credit Finance receivables – net outstanding were as follows (in thousands):

	December 31,
	2009	2008

Finance receivables, gross	$110,847	$104,599
Unearned interest	(2,171)	(3,076)
Finance receivables, net of unearned finance charge income	108,676	101,523

Accretable unearned acquisition discounts and fees	(12,039)	(10,836)
Finance receivables, net of unearned finance charge income and discounts and fees	96,637	90,687

Allowance for loan losses	(8,085)	(7,560)

Finance receivables - net	$88,552	$83,127

Activity in the Coastal Credit allowance for loan losses on finance receivables is as follows (in thousands):

	Years Ended December 31,
	2009	2008

Balance at beginning of period	$7,560	$6,810
Charge-offs, net of recoveries	(8,046)	(7,806)
Provision for estimated credit losses	8,571	8,556

Balance at the end of the period	$8,085	$7,560

UAC

UAC Finance receivables – net outstanding were as follows (in thousands):

	December 31,
	2009	2008

Principal balance of finance receivables	$61	$1,103
Unearned discount	(1)	(45)
Accrued interest receivable	—	9
Allowance for credit losses	—	(7)

Finance receivables—net	$60	$1,060

Activity in the UAC allowance for credit losses is as follows (in thousands):

	Years Ended December 31,
	2009	2008

Balance at the beginning of period	$7	$222
Charge-offs	(135)	(707)
Recoveries	407	1,445
Provision (recovery) for estimated credit losses	(279)	(953)

Balance at the end of the period	$—	$7

4.	OTHER ASSETS

Other assets are as follows (in thousands):
	December 31,
	2009	2008

Prepaid expenses	$389	$691
Property, equipment and leasehold improvements, net	441	599
Other	6	2
Total other assets	$836	$1,292

5.	GOODWILL

Goodwill was related to the acquisition of Coastal Credit during 2005. Goodwill was not amortized; rather, White River annually tested the goodwill for impairment.

White River conducted its annual test for impairment of goodwill as of August 31, 2008. The annual impairment test of goodwill resulted in the full impairment of goodwill totaling $34.5 million. The methodology for determining the fair value of the reporting unit was a combination of quoted market prices, prices of comparable businesses, discounted estimated cash flows and other valuation techniques. These fair value measurements were made utilizing Level 3 inputs. Level 3 inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are thus determined using model-based techniques that include discounted cash flow models and similar techniques. The significant downturn in the equity markets during the third quarter 2008 exacerbated the decreased valuations calculated using these methodologies.

The changes in the carrying amount of the Coastal Credit goodwill are as follows (in thousands):

	Years Ended December 31,
	2009	2008

Beginning Balance	$—	$34,536
Impairment losses	—	(34,536)
Ending Balance	$—	$—

6.	CREDITOR NOTES PAYABLE

Creditor notes payable consists of debt owed to the one remaining third party creditor from the UAC bankruptcy. During September 2003, UAC recorded the bankruptcy debt at fair value. This fair value adjustment resulted in a gain. Since that time, accretion interest expense has been recognized based on the original fair value calculation and the creditor notes payable increased based on this calculation. Since September 2003, no adjustments have been made to this accretion schedule for the increase or decrease in performance of the receivables of UAC. The only adjustments that have been made are for the creditor notes that were purchased by White River and were subsequently extinguished. Creditor notes payable is recorded at fair value which represents the present value of the amount that UAC anticipates paying to the creditors from the residual assets of the finance receivables. UAC’s finance receivables are in essence the only asset UAC has remaining to pay the creditor notes payable.

The following table presents the creditor notes payable (in thousands) recognized at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Years Ended December 31,
	2009	2008

Beginning balance	$128	$1,324
Total (income) losses included in earnings (recorded as "other revenues (expenses)")	(139)	11
Purchases, issuances and settlements	18	(1,207)
Transfers in and/or out of Level 3	—	—
Ending balance	$7	$128

The contractual interest related to the creditor notes payable will continue to be accrued as interest expense and the interest payable will be included in the fair value calculation along with the creditor notes payable on a quarterly basis.  The unpaid principal balance of creditor notes payable was greater than its fair value by $2.0 million and $1.9 million as of December 31, 2009 and 2008, respectively.  The ultimate amount paid on creditor notes payable could differ depending on the actual cash flows from UAC’s finance receivables.

7.	LINE OF CREDIT

The line of credit is utilized by Coastal Credit to finance the purchase of finance receivables. $40.0 million and $40.5 million of the line of credit was utilized at December 31, 2009 and 2008, respectively. This line of credit was $100 million at December 31, 2009 and 2008. The maturity date on the line of credit is December 31, 2011 and the interest rate is the London Interbank Offered Rate (“LIBOR”) plus 2.60%. The availability of the line of credit allows Coastal Credit to borrow up to 84% of the aggregate balance of outstanding eligible receivables net of unearned interest, commissions and discounts. Eligible receivables exclude the following: (i) receivables for which a payment is 90 or more days past due on a contractual basis; (ii) receivables which have been deferred more than two times during the same calendar year, or more than six times over the contract term; (iii) receivables subject to repossession or bankruptcy proceedings or the account debtor with respect to which is a debtor under the Bankruptcy Code; (iv) receivables from officers, employees or shareholders of the borrower or any affiliate; (v) interest only accounts; (vi) receivables missing titles after 120 days from their origination date; and (vii) receivables which, in the lender’s reasonable discretion, do not constitute acceptable collateral. Total available under the line of credit was $79.9 million and $74.2 million based upon the level of eligible collateral with $39.9 million and $33.7 million available in excess of the amount utilized at December 31, 2009 and 2008, respectively.

The credit facility is secured by substantially all assets of Coastal Credit. In addition, White River has provided an unconditional corporate guaranty. Coastal Credit must maintain specified financial ratios within guidelines established by the lender and was in compliance with these ratios at December 31, 2009 and 2008. Interest is paid monthly at a variable rate, based on meeting certain financial criteria. The average rate during the month of December, 2009 and 2008 was LIBOR plus 2.60% which equated to 2.84% and 4.50%, respectively. There is an annual commitment fee of 1/8 of 1% on the average daily unused commitment. In the event of a significant pay down or an earlier retirement of the revolver commitment, Coastal Credit would sustain certain prepayment penalties. This facility limits distributions Coastal Credit may make to White River to 50% of Coastal Credit’s net income. The consolidated balance sheet includes approximately $41.6 million and $40.0 million of net assets of Coastal Credit at December 31, 2009 and 2008, respectively, which subject to limitations under the credit facility, would generally be available to fund operation and investments of Coastal Credit, but would not be available to White River and UAC for general corporate purposes.

8.	SELECT OBLIGATIONS SCHEDULE

The following table represents select obligations (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Long-term debt obligations
Coastal Credit	$42,510	$1,255	$41,255	$—	$—
UAC	8	8	—	—	—
Total long-term debt obligations	42,517	1,263	41,255	—	—
Operating lease obligations	1,001	472	528	—	—

Total	$43,518	$1,735	$41,783	$—	$—

The following table represents obligations due for the years ended December 31 (in thousands):

Year	Total
2010	1,735
2011	41,596
2012	187

9.	ACCRETION AND OTHER INTEREST

The individual components of accretion and other interest income are shown in the following table (in thousands):

	Years Ended December 31,
	2009	2008

UAC discount accretion from accumulated other comprehensive income	$326	$6,656
Interest on cash balances	35	41

Accretion and other interest income	$361	$6,697

10.	RELATED PARTY TRANSACTIONS

UAC’s administration of the Plan is supervised by Castle Creek Capital LLC (“Castle Creek”).  John M. Eggemeyer, III, White River’s Chairman of the Board and Chief Executive Officer, is a controlling principal of Castle Creek.  For these Plan administration services, UAC compensates Castle Creek at a rate of $14,583 per month. Castle Creek was paid $175,000 during 2009 and 2008. While the bankruptcy case was closed on January 5, 2007, UAC must continue to operate in accordance with the Plan.

On August 31, 2005, warrants were issued by White River to the investment funds controlled by Castle Creek to purchase 150,000 shares of White River common stock at an exercise price of $10 per share. The term of each warrant was three years and 90 days and became exercisable three years after issuance. The warrants were recorded at fair value as of August 31, 2005. These warrants were exercised on November 21, 2008.

Coastal Credit leases its corporate offices in Virginia Beach, Virginia and one of its branch offices in Jacksonville (Orange Park), Florida, from the McKnight Family Partnerships, L.P., an entity controlled by Mr. McKnight, the President of Coastal Credit and a director of White River. The Virginia Beach lease has a three-year term, and provides for rent payments of $14,356 per month. The Virginia Beach lease will expire in September 2012. The Orange Park lease has a three-year term, and provides for rent payments of $10,141 per month. The Orange Park lease will expire in April 2010.  Coastal Credit intends to renew this lease for an additional three-year term and expects the monthly rent payments to remain unchanged.

Coastal Credit and Mr. McKnight are parties to a letter agreement with respect to use of an aircraft owned by McKnight L.L.C., an entity controlled by Mr. McKnight. The aircraft is a Beechcraft King Air™ B200 twin engine turbo prop. The agreement provides that Coastal Credit will pay McKnight L.L.C. $14,000 per month to defray expenses associated with ownership of the aircraft in consideration for Mr. McKnight’s willingness to make the aircraft available for business use by key employees of Coastal Credit. Coastal Credit is required to pay additional amounts in any month in which its aircraft usage exceeds prescribed amounts. Six months prior written notice is required to withhold availability of the monthly payment or the plane. During 2009 and 2008, approximately $170,000 was paid for this purpose each year.

On November 8, 2005, White River entered into an expense sharing agreement with Castle Creek and Castle Creek Advisors LLC (collectively, “Castle Creek Entities”). The Castle Creek Entities provide various facilities, equipment and services to White River for a fee that represents an allocation of actual Castle Creek Entities expenses proportionate to facilities, equipment and services provided to White River. This agreement was effective from September 1, 2005 and shall continue until terminated by either party upon 30 days’ prior written notice. During 2009 and 2008, approximately $22,800 was paid each year for this purpose.

11.	INCOME TAXES

UAC incurred net operating losses for federal income tax purposes for the years ended June 30, 2003, 2004 and 2005. White River will carry forward these tax losses to future periods. Net operating loss carryforwards for federal income tax purposes were $91.6 million and $97.0 million as of December 31, 2009 and 2008, respectively. These tax losses will expire during 2022 through 2024.

White River had no liability recorded for unrecognized tax benefits at December 31, 2009 or 2008.

White River recognizes interest and penalties, if any, on tax assessments or tax refunds in the financial statements as a component of income tax expense.

White River and its subsidiaries are subject to taxation by the United States and by various state jurisdictions.  With some exceptions, White River’s consolidated tax returns for its 2005 tax year and forward remain open to examination by tax authorities.  Also, net operating losses carried forward from prior years remain open to examination by tax authorities.

The composition of income tax expense (benefit) is as follows for the years ended December 31 (in thousands):

	2009	2008

Current tax expense	$425	$153
Deferred tax expense (benefit)	2,243	(8,328)
Valuation allowance increase (reversal)	12	(64)

Net income tax expense (benefit)	$2,680	$(8,239)

The effective income tax rate differs from the statutory federal corporate tax rate as follows for the years ended December 31:

	2009	2008

Statutory rate	35.0%	35.0%
State income taxes	1.5	1.5
Valuation allowance and other	(1.0)	(0.2)

Effective rate	35.5%	36.3%

The composition of deferred income taxes is as follows as of December 31 (in thousands):

	2009	2008

Deferred tax assets:
Net operating loss carryforward	$34,283	$36,058
AMT credit carryforward	1,138	1,020
Basis difference in goodwill	8,358	9,076
Allowance for estimated credit losses	2,926	2,737
Other	139	222
Total deferred tax assets	46,844	49,113
Valuation allowance	(1,047)	(1,035)
	45,797	48,078

Deferred tax liabilities:
Basis difference in creditor notes payable	769	652
Straight line vs. actuarial discount earned	155	360
Other	162	120
Total deferred tax liabilities	1,086	1,132

Net deferred tax assets	$44,711	$46,946

12.	STOCK—BASED COMPENSATION

On October 26, 2005, the board of directors of White River adopted the White River Capital, Inc. Directors Stock Compensation Plan. The plan provides for the payment of a portion of regular fees to certain members of the board of directors in the form of shares of White River common stock. The cost that has been charged against income for this plan was approximately $133,000 and $140,000 during the years ended December 31, 2009 and 2008, respectively. The total income tax benefit recognized in the income statement for this share-based compensation arrangement was approximately $49,000 and $51,000 for the years ended December 31, 2009 and 2008, respectively. White River issued 22,253 and 7,686 shares during 2009 and 2008, respectively, representing the prior year’s compensation under this plan. All shares vest immediately upon issuance. The terms of the plan includes the reservation of 50,000 shares of White River common stock for issuance under the plan. As of December 31, 2009, approximately 38,000 shares had been issued under this plan resulting in approximately 12,000 shares available to be issued.

On May 18, 2009, White River entered into an employment agreement with William McKnight, President and Chief Executive Officer of Coastal Credit.  This employment agreement includes a long-term incentive award as did Mr. McKnight’s prior employment agreement.  This award provides for the payment, in cash, of the value of 100,000 shares of White River stock, vesting in three annual increments of 33,333.33 shares on January 1, 2010, 2011 and 2012.  This award is accounted for as a liability award. The value of payment is determined based on the mean of the trading value of White River shares for 20 trading days prior to the vesting date. Compensation expense related to this award approximated $368,000 and $250,000 for the years ended December 31, 2009 and 2008, respectively, and is included in salaries and benefits expense in the accompanying consolidated statements of operations. The total income tax benefit recognized in the income statement for this share-based compensation arrangement was approximately $134,300 and $91,300 for the years ended December 31, 2009 and 2008, respectively.

On May 5, 2006, White River shareholders approved the White River Capital, Inc. 2005 Stock Incentive Plan. The purpose of this plan is to offer certain employees, non-employee directors, and consultants the opportunity to acquire a proprietary interest in White River. The plan provides for the grant of options, restricted stock awards and performance stock awards. The total number of options and stock awards that may be awarded under the plan may not exceed 250,000. As of December 31, 2009, White River awarded restricted stock awards totaling 104,600 shares and 78,800 of these shares have vested and have been issued and 21,400 shares have been forfeited.  The total fair value of the vested stock awards at the time of vesting was approximately $167,000 and $468,000 for the years ended December 31, 2009 and 2008, respectively.  Forfeited shares are available for the purposes of the plan. White River has not issued stock options as of December 31, 2009. The following is a summary of the status of White River’s non-vested restricted stock awards and changes during the years ended December 31, 2009 and 2008:

	2009		2008
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Beginning nonvested awards	21,400	$14.99	54,300	$14.91
Granted	6,500	6.90	—	—
Vested	(23,000)	14.58	(26,000)	14.56
Forfeited	(500)	23.10	(6,900)	15.40
Ending nonvested awards	4,400	$7.96	21,400	$14.99

The value of restricted awards is determined based on the trading value of White River shares on the grant date. An estimated forfeiture rate of 7% was used. Compensation expense related to these awards approximated $44,900 and $379,600 for years ended December 31, 2009 and 2008, respectively, and is included in salaries and benefits expense in the accompanying consolidated statements of operations. The total income tax benefit recognized in the income statement for this share-based compensation arrangement was approximately $16,400 and $138,500 for the years ended December 31, 2009 and 2008, respectively. There was $774,000 and $41,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted as of December 31, 2009 and 2008, respectively. That cost is expected to be recognized over a weighted-average period of 2.0 years and 1.3 years as of December 31, 2009 and 2008, respectively.

13.	BUSINESS SEGMENT INFORMATION

Set forth in the table below is certain financial information with respect to White River’s operating segments as discussed in Note 1. All taxes are recorded at Corporate and Other. UAC and Coastal Credit are limited liability companies and are consolidated with White River for tax purposes.

For The Year Ended December 31, 2009	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$414	$30,904	$34	$31,352
Interest expense	(174)	(1,332)	—	(1,506)
Net interest margin	240	29,572	34	29,846
Recovery (provision) for estimated credit losses	279	(8,571)	—	(8,292)
Net interest margin after recovery (provision) for estimated credit losses	519	21,001	34	21,554
Total other revenues (expenses) (1)	(1,372)	(11,332)	(1,300)	(14,004)
Income (loss) before income taxes	(853)	9,669	(1,266)	7,550
Income tax expense	—	—	(2,680)	(2,680)
Net income (loss)	$(853)	$9,669	$(3,946)	$4,870

For The Year Ended December 31, 2008	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$8,170	$29,366	$19	$37,555
Interest expense	(221)	(2,499)	-	(2,720)
Net interest margin	7,949	26,867	19	34,835
Recovery (provision) for estimated credit losses	953	(8,556)	-	(7,603)
Net interest margin after recovery (provision) for estimated credit losses	8,902	18,311	19	27,232
Total other revenues (expenses) (2)	(12,784)	(11,103)	8,517	(15,370)
Goodwill impairment	—	-	(34,536)	(34,536)
Income (loss) before income taxes	(3,882)	7,208	(26,000)	(22,674)
Income tax benefit	—	-	8,239	8,239
Net income (loss)	$(3,882)	$7,208	$(17,761)	$(14,435)

(1)
Depreciation and amortization is included in total other revenues (expenses) and was approximately $5,000, $231,000 and $202,000 for UAC, Coastal Credit and Corporate and Other for the year ended December 31, 2009.

(2)
Depreciation and amortization is included in total other revenues (expenses) and was approximately $8,000, $222,000 and $204,000 for UAC, Coastal Credit and Corporate and Other for the year ended December 31, 2008.

The following table presents assets with respect to White River’s reportable segments (in thousands) at:

	December 31,
	2009	2008

Corporate and other	$47,842	$51,795
Coastal Credit	92,848	85,408
UAC	266	1,625

	$140,956	$138,828

14. EARNINGS PER SHARE

Basic earnings per share are calculated by dividing the reported net income for the period by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding during a period is weighted for the portion of the period that the shares were outstanding. Diluted earnings per share include the dilutive effect of stock award plans. Basic and diluted earnings per share have been computed as follows (dollars in thousands except per share data):

	Years Ended December 31,
	2009	2008

Net income (loss) in thousands	$4,870	$(14,435)
Weighted average shares outstanding	4,056,088	3,887,093
Incremental shares from assumed conversions:
Stock award plans	1,884	—
Weighted average shares and assumed incremental shares	4,057,972	3,887,093
Earnings per share:
Basic	$1.20	$(3.71)
Diluted	$1.20	$(3.71)

As a result of the net loss for the year ended December 31, 2008, the common stock equivalents would be anti-dilutive in nature. No potential common shares are to be included in the computation of any diluted per-share amount when a loss from continuing operations exists. As a result, there were 7,087 incremental shares of common stock equivalents excluded from the computation for the year ended December 31, 2008.

15.       QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly financial results (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 31, 2009
Total interest income	$7,661	$7,824	$7,940	$7,927
Net interest margin	$7,280	$7,435	$7,565	$7,566
Other revenue (expense)	$(3,424)	$(3,824)	$(3,500)	$(3,256)
Net income	$1,274	$1,010	$1,259	$1,327
Basic earnings per share	$0.31	$0.25	$0.31	$0.33
Diluted earnings per share	$0.31	$0.25	$0.31	$0.33
Basic weighted average shares	4,046,568	4,061,386	4,062,129	4,054,122
Diluted weighted average shares	4,050,060	4,062,452	4,064,591	4,055,126

Fiscal Year Ended December 31, 2008
Total interest income	$11,635	$9,432	$8,515	$7,973
Net interest margin	$10,803	$8,789	$7,900	$7,343
Other revenue (expense)	$(3,740)	$(4,797)	$(3,418)	$(3,415)
Goodwill impairment	$—	$—	$(34,536)	$—
Net income (loss)	$3,724	$1,493	$(20,472)	$820
Basic earnings per share	$0.96	$0.39	$(5.29)	$0.21
Diluted earnings per share	$0.94	$0.38	$(5.29)	$0.21
Basic weighted average shares	3,863,507	3,872,133	3,872,610	3,939,701
Diluted weighted average shares	3,942,503	3,928,612	3,872,610	3,954,502

16.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents approximates the fair value due to the nature of these accounts.

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

Creditor notes payable consists of debt owed to the one remaining third party creditor from the UAC bankruptcy and is recorded at fair value which represents the present value of the amount that UAC anticipates paying to the creditors from the residual assets of the finance receivables. UAC’s finance receivables are in essence the only asset UAC has remaining to pay the creditor notes payable.

17.   COMMITMENTS AND CONTINGENCIES

White River and its subsidiaries, as consumer finance companies, are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract, and discriminatory treatment of credit applicants. Some litigation against White River and its subsidiaries could take the form of class action complaints by consumers. As the assignee of finance contracts originated by dealers, White River and its subsidiaries may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages. White River and its subsidiaries believe that it has taken prudent steps to address and mitigate the litigation risks associated with its business activities.

White River and its subsidiaries’ obligations under operating lease agreements were $1.0 million and $0.8 million for the years ended December 31, 2009 and 2008, respectively.  The following table represents obligations due for each of the years ended December 31 indicated below under current operating lease agreements (in thousands):

Year	Total

2010	$472
2011	$341
2012	$187

18.   DIVIDENDS AND SHARE REPURCHASE PROGRAM

On November 11, 2009, the Board of Directors reauthorized White River’s previously announced share repurchase program. White River is now authorized to repurchase up to 500,000 shares of its outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions.  As of December 31, 2009, White River repurchased 67,000 shares of its outstanding common stock for $0.7 million.

On November 11, 2009, the Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to shareholders of record on November 20, 2009.  This quarterly dividend totaling $1.0 million was paid on December 4, 2009.

On February 22, 2010, White River announced that its Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to shareholders of record on March 3, 2010. This quarterly cash dividend was paid on March 12, 2010.

19.   SUMMARY OF STOCK TRANSFER RESTRICTIONS AND RELATED PROVISIONS

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

Consequences of Purported Prohibited Transfer

Unless approved by White River’s board of directors, any attempted transfer in excess of the shares of White River stock that could be transferred without restriction will be void and will not be effective to transfer ownership of such excess shares. Further, the purported acquirer of the excess shares will not be entitled to any rights as a shareholder of White River with respect to the excess shares.

20.   SUBSEQUENT EVENTS

On February 22, 2010, White River announced that its Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to shareholders of record on March 3, 2010. This quarterly dividend was paid on March 12, 2010.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

White River carried out an evaluation, under the supervision of its Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of the design and operation of White River’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15 as of December 31, 2009. Based upon that evaluation, the Chief Executive Officer, President and Chief Financial Officer concluded that, at December 31, 2009, White River’s disclosure controls and procedures are effective in accumulating and communicating to management (including such officers) the information required to be included in White River’s periodic SEC filings.

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

White River’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2009.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, White River’s management concluded that, as of December 31, 2009, White River’s internal control over financial reporting is effective based on those criteria.

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

During White River’s fiscal quarter ended December 31, 2009, there were no changes in White River’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect White River’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

Information contained under the captions “Proposal 1: Election of Directors,” “Executive Officers,” “Executive Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in White River’s proxy statement for the 2010 annual meeting of shareholders (“Proxy Statement”) is incorporated herein by reference.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2009, the following shares were authorized to be issued under White River’s equity compensation plans:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	4,400	1	$0.00	191,249	2

Equity compensation plans not approved by security holders	0		0	0

Total	4,400	1	$0.00	191,249	2

1	Includes 4,400 shares issuable pursuant to outstanding performance awards under the 2005 Stock Incentive Plan.
2	Includes 179,200 shares issuable pursuant to the 2005 Stock Incentive Plan in the form of stock options, restricted stock awards, or performance stock awards, and 12,049 shares issuable pursuant to the 2005 Directors Stock Compensation Plan.

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

3.1(a)	Articles of Incorporation of White River Capital, Inc. (incorporated by reference to Exhibit 3.1 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))
3.1(b)	Articles of Amendment to White River Capital’s Articles of Incorporation, effective May 22, 2009 (incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-K filed May 26, 2009)
3.2	Code of By—Laws of White River Capital, Inc. (amended as of July 24, 2009) (incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-K filed July 28, 2009)
4.1	Form of common stock certificate of registrant (incorporated by reference to Exhibit 4.1 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))
4.2
Article 5 – “Number of Shares,” Article 6 – “Terms of Shares,” Article 10 – “Transfer and Ownership Restrictions” and Article 11 – “Miscellaneous Provisions”  (concerning the applicability of the Indiana Control Share Acquisitions Chapter and the Indiana Business Combinations Chapter) of registrant’s Articles of Incorporation (incorporated by reference to registrant’s Articles of Incorporation filed as Exhibit 3.1 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

4.3
Article III – “Shareholder Meetings,” Article VI – “Certificates for Shares” and Article VII, Section 3 – “Corporate Books and Records” of registrant’s Code of By-laws (incorporated by reference to registrant’s Code of By-Laws filed as Exhibit 3.1 of the registrant’s Form 8-K filed July 28, 2009)

4.4
Second Amended and Restated Plan of Reorganization of Union Acceptance Corporation dated August 8, 2003 (incorporated by reference to Exhibit 4.6 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

4.5(a)
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
Third Amendment to Finance Agreement, dated January 2, 2007, between Coastal Credit LLC and Wells Fargo Financial Preferred Capital, Inc. (incorporated by reference to Exhibit 4.8(d) of the registrant’s 2006 Annual Report on Form 10—K filed on March 16, 2007)

4.6
Regulation S-K, Item 601(b)(4)(iii) undertaking to furnish debt instruments to the Commission upon request (incorporated by reference to Exhibit 4.9 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

10.1
Memorandum of Understanding dated February 15, 2005, among registrant, Union Acceptance Corporation and the Plan Committee under Union Acceptance Corporation’s Second Amended and Restated Plan of Reorganization (incorporated by reference to Exhibit 10.2 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

10.2
Summary of arrangement between Union Acceptance Corporation and Castle Creek Capital, LLC (incorporated by reference to Exhibit 10.5 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

10.3(a)
Amended and Restated Employment Agreement dated as of April 28, 2009 between White River Capital, Inc. and Mark R. Ruh (incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed May 1, 2009)

10.3(b)
Release, Satisfaction, and Waiver Agreement dated August 31, 2009 between White River Capital, Inc. and Mark R. Ruh (incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed September 4, 2009)

10.4
Amended and Restated Employment Agreement dated as of April 28, 2009 between White River Capital, Inc. and Martin J. Szumski (incorporated by reference to Exhibit 99.2 of the registrant’s Form 8-K filed May 1, 2009)

10.5
Employment Agreement dated May 18, 2009 (to be effective as of January 1, 2009), by and among Coastal Credit, LLC, White River Capital, Inc., and William E. McKnight (incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed May 22, 2009)

10.6	White River Capital, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 of registrant’s Form S-8 (File No. 333-130187))
10.7
Expense Sharing Agreement, dated November 8, 2005, between White River Capital, Inc. and Castle Creek Capital, LLC and Castle Creek Advisors LLC (incorporated by reference to Exhibit 10.1 of registrant’s Form 10-Q for the period ended September 30, 2005)

10.8	White River Capital Inc. Directors Stock Compensation Plan (incorporated by reference to Exhibit 10.2 of registrant’s Form 10-Q for the period ended September 30, 2005)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of registrant’s Form 10-K for the year ended December 31, 2005)
21.1	Subsidiaries of White River Capital, Inc. (incorporated by reference to Exhibit 21.1 of registrant’s Form 10-K for the year ended December 31, 2005)
23.1	Consent of McGladrey & Pullen LLP
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

White River Capital, Inc.
(Registrant)

March 15, 2010	By:	/s/ Martin J. Szumski
Martin J. Szumski
Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Date

/s/ John M. Eggemeyer	Chairman and Chief Executive Officer, Director (Principal Executive Officer)	March 15, 2010
John M. Eggemeyer

/s/ Martin J. Szumski	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2010
Martin J. Szumski

/s/ Thomas C. Heagy	Director	March 15, 2010
Thomas C. Heagy

/s/ William E. McKnight	Director	March 15, 2010
William E. McKnight

/s/ Daniel W. Porter	Director	March 15, 2010
Daniel W. Porter

/s/ John W. Rose	Director	March 15, 2010
John W. Rose

/s/ Richard D. Waterfield	Director	March 15, 2010
Richard D. Waterfield