Form 10-Q
period 2010-03-31
White River Capital Inc
filed 2010-05-11
CIK 1318545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 7, 2010, there were 3,922,989 shares outstanding of the issuer’s Common Stock, without par value.

White River Capital, Inc.

Form 10-Q for the Quarter Ended March 31, 2010

- INDEX -

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2010	December 31, 2009
ASSETS	(Unaudited)

Cash and cash equivalents	$4,906	$6,797
Finance receivables—net	90,293	88,612
Deferred tax assets—net	44,082	44,711
Other assets	817	836

TOTAL	$140,098	$140,956

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Line of credit	$40,000	$40,000
Accrued interest	104	107
Creditor notes payable	4	7
Other payables and accrued expenses	1,464	1,726

Total liabilities	41,572	41,840

SHAREHOLDERS’ EQUITY:
Preferred Stock, without par value, authorized
3,000,000 shares; none issued and outstanding	-	-
Common Stock, without par value, authorized
20,000,000 shares; 3,922,989 and 3,997,506 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	180,907	181,845
Accumulated other comprehensive income, net of taxes	1	3
Accumulated deficit	(82,382)	(82,732)

Total shareholders’ equity	98,526	99,116

TOTAL	$140,098	$140,956

See notes to condensed consolidated financial statements.

PART I   FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarters Ended March 31,
	2010	2009
INTEREST:
Interest on receivables	$7,856	$7,457
Accretion and other interest	9	204

Total interest income	7,865	7,661

Interest expense	(348)	(381)

Net interest margin	7,517	7,280

Provision for estimated credit losses	(1,852)	(1,812)

Net interest margin after provision for estimated credit losses	5,665	5,468

OTHER REVENUES (EXPENSES):
Salaries and benefits	(2,255)	(2,119)
Third party servicing expense	(1)	(14)
Other operating expenses	(1,368)	(1,404)
Change in fair market valuation of creditor notes payable	46	2
Gain from deficiency account sale	1	162
Other expense	(33)	(51)

Total other expenses	(3,610)	(3,424)

INCOME BEFORE INCOME TAXES	2,055	2,044

INCOME TAX EXPENSE	(708)	(770)

NET INCOME	$1,347	$1,274

NET INCOME PER COMMON SHARE (BASIC)	$0.34	$0.31

NET INCOME PER COMMON SHARE (DILUTED)	$0.34	$0.31

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,974,897	4,046,568

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,976,198	4,050,060

See notes to condensed consolidated financial statements.

PART I   FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Quarters Ended March 31,
	2010	2009

NET INCOME	$1,347	$1,274

OTHER COMPREHENSIVE INCOME:
Net unrealized change on recombined assets and Beneficial Interest in Master Trust, net of tax	(4)	(123)

COMPREHENSIVE INCOME	$1,343	$1,151

See notes to condensed consolidated financial statements.

PART I   FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Quarters Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,347	$1,274
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of other comprehensive income	(4)	(193)
Accretion of securitization discount	(1)	(26)
Provision for estimated credit losses	1,852	1,811
Amortization and depreciation	147	118
Gain from disposition of equipment	3	-
Deferred income taxes	631	762
Change in fair value of creditor notes payable	(46)	(2)
Stock based compensation expense	299	82
Changes in assets and liabilities:
Accrued interest receivable and other assets	(81)	(180)
Other payables and accrued expenses	(267)	(345)
Net cash provided by operating activities	3,880	3,301

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of finance receivables	(16,904)	(16,666)
Collections on finance receivables	13,292	11,144
Principal collections and recoveries on receivables held for investment	80	691
Capital expenditures	(6)	(18)
Net cash used in investing activities	(3,538)	(4,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock repurchased	(1,237)	-
Common stock cash dividend	(996)	-
Principal payments on creditor notes payable	-	(76)
Net borrowing on line of credit	-	1,500
Net cash provided by (used in) financing activities	(2,233)	1,424

DECREASE IN CASH AND CASH EQUIVALENTS	(1,891)	(124)
CASH AND CASH EQUIVALENTS—Beginning of year	6,797	6,403
CASH AND CASH EQUIVALENTS—End of period	$4,906	$6,279

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$308	$695

See notes to condensed consolidated financial statements.

PART I   FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) QUARTERS ENDED MARCH 31, 2010 AND 2009

1. BASIS OF PRESENTATION

The foregoing condensed consolidated financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods presented have been included, consisting only of normal recurring adjustments. Results for any interim period are not necessarily indicative of results to be expected for the year ending December 31, 2010.

The condensed consolidated unaudited interim financial statements have been prepared in accordance with Form 10-Q specifications and therefore do not include all information and footnotes normally shown in annual financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2009 is derived from audited financial statements. These interim period financial statements should be read in conjunction with the consolidated financial statements that are included in the Annual Report on Form 10-K for the year ended December 31, 2009 of White River Capital, Inc., which is available online at www.WhiteRiverCap.com or www.sec.gov.

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

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective with fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements.

2. GENERAL DISCUSSION

White River Capital, Inc. (“White River” or the “Company”) is a holding company for specialized indirect auto finance businesses, with two principal operating subsidiaries, Coastal Credit LLC (“Coastal Credit”) and Union Acceptance Company LLC (“UAC”). Coastal Credit based in Virginia Beach, Virginia, is a specialized subprime auto finance company engaged in acquiring subprime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks.  Coastal Credit then services the receivables it acquires. Coastal Credit operates in 24 states through 17 offices. UAC, based in Indianapolis, Indiana, holds and oversees its portfolio of approximately $20,000 in non-prime auto receivables, as of March 31, 2010.

PART I   FINANCIAL INFORMATION

UAC operates under a bankruptcy plan of reorganization under which UAC must pay net proceeds from its residual interest in its receivables portfolios and other estate assets to creditors holding notes and claims under the plan. White River owns substantially all of such notes and claims. UAC’s bankruptcy case was closed in January 2007.

3. FINANCE RECEIVABLES – NET

Coastal Credit

Finance receivables acquired by Coastal Credit generally have original terms ranging from 36 to 54 months and are secured by the related vehicles.

Coastal Credit finance receivables – net outstanding were as follows (in thousands):

	March 31,	December 31,
	2010	2009

Finance receivables, gross	$113,019	$110,847
Unearned interest	(1,996)	(2,171)
Finance receivables, net of unearned finance charge income	111,023	108,676

Accretable unearned acquisition discounts and fees	(12,515)	(12,039)
Finance receivables, net of unearned finance charge income and discounts and fees	98,508	96,637

Allowance for loan losses	(8,235)	(8,085)

Finance receivables - net	$90,273	$88,552

Activity in the Coastal Credit allowance for loan losses on finance receivables is as follows (in thousands):

	Quarters Ended March 31,
	2010	2009

Balance at beginning of period	$8,085	$7,560
Charge-offs, net of recoveries	(1,741)	(1,801)
Provision for estimated credit losses	1,891	1,926

Balance at the end of the period	$8,235	$7,685

PART I   FINANCIAL INFORMATION

Union Acceptance Company LLC

UAC finance receivables – net outstanding were as follows (in thousands):

	March 31,	December 31,
	2010	2009

Principal balance of finance receivables	$20	$61
Unearned discount	-	(1)

Finance receivables—net	$20	$60

Activity in the UAC allowance for credit losses is as follows (in thousands):

	Quarters Ended March 31,
	2010	2009

Balance at the beginning of period	$-	$7
Charge-offs	(11)	(44)
Recoveries	50	151
Recovery for estimated credit losses	(39)	(114)

Balance at the end of the period	$-	$-

4. OTHER ASSETS

Other assets are as follows (in thousands) at:

	March 31,	December 31,
	2010	2009

Prepaid expenses	$421	$389
Property, equipment and leasehold improvements, net	391	441
Other	5	6
Total other assets	$817	$836

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

PART I   FINANCIAL INFORMATION

The following table presents the creditor notes payable (in thousands) recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) at:

	Quarters Ended March 31,
	2010	2009

Beginning balance	$7	$128
Total income included in earnings (recorded as "other revenues (expenses)")	(46)	(2)
Purchases, issuances and settlements	43	(73)
Ending balance	$4	$53

The contractual interest related to the creditor notes payable will continue to be accrued as interest expense and the interest payable will be included in the fair value calculation along with the creditor notes payable on a quarterly basis.  The unpaid principal balance of creditor notes payable was greater than its fair value by $2.0 million and $1.9 million as of March 31, 2010 and 2009, respectively.  The ultimate amount paid on creditor notes payable could differ depending on the actual cash flows from UAC’s finance receivables.

6. INCOME TAXES

As of December 31, 2009, there were no unrecognized tax benefits.

White River recognizes interest and penalties, if any, on tax assessments or tax refunds in the financial statements as a component of income tax expense.

White River and its subsidiaries are subject to taxation by the United States and by various state jurisdictions.  With some exceptions, White River’s consolidated tax returns for its 2005 tax year and forward remain open to examination by tax authorities.  Also, net operating losses carried forward from prior years remain open to examination by tax authorities.  With some exceptions, White River is no longer subject to federal or state examinations by tax authorities for years before 2005.

7. STOCK BASED COMPENSATION

On October 26, 2005, the board of directors of White River adopted the White River Capital, Inc. Directors Stock Compensation Plan. The plan provides for the payment of a portion of regular fees to certain members of the board of directors in the form of shares of White River common stock. The terms of the plan include the reservation of 100,000 shares of White River common stock for issuance under the plan. As of March 31, 2010, 48,534 shares of White River common stock were issued under this plan.

PART I   FINANCIAL INFORMATION

On May 18, 2009, White River entered into an employment agreement with William McKnight, President and Chief Executive Officer of Coastal Credit. This employment agreement includes a long-term incentive award. This award provides for the payment, in cash, of the value of 100,000 shares of White River stock, vesting in three annual increments of 33,333.33 shares on January 1, 2010, 2011 and 2012. This award is accounted for as a liability award. The value of payment is determined based on the mean of the trading value of White River shares for 20 trading days prior to the vesting date. Compensation expense related to the long-term incentive award approximated $110,000 for the quarter ended March 31, 2010. The compensation expense related to this award is included in salaries and benefits expense in the accompanying condensed consolidated statements of operations. Additional compensation costs will be incurred during 2010 based on the changes in White River’s stock price through 2010.

On May 5, 2006, White River’s shareholders approved the White River Capital, Inc. 2005 Stock Incentive Plan. The purpose of this plan is to offer certain employees, non-employee directors, and consultants the opportunity to acquire a proprietary interest in White River. The plan provides for the grant of options, restricted stock awards and performance stock awards. The total number of options and stock awards that may be awarded under the plan may not exceed 250,000. As of March 31, 2010, White River awarded restricted stock awards totaling 104,600 shares and 78,800 of these shares have vested and have been issued and 21,400 shares have been forfeited.  Forfeited shares are available for the purposes of the plan. White River has not issued stock options as of March 31, 2010. The following is a summary of the status of White River’s non-vested restricted stock awards and changes during the quarter ended March 31, 2010:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value

Beginning nonvested awards	4,400	$7.96
Granted	-	-
Vested	-	-
Forfeited	-	-
Ending nonvested awards	4,400	$7.96

The value of restricted awards is determined based on the trading value of White River shares on the grant date. An estimated forfeiture rate of 7% was used. Compensation expense related to these awards approximated $9,000 and $18,000 for the quarters ended March 31, 2010 and 2009. The compensation expense related to these awards is included in salaries and benefits expense in the accompanying consolidated statements of operations. There was $0.8 million and $0.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted and long-term incentive awards as of March 31, 2010 and 2009, respectively. That cost is expected to be recognized over a weighted-average period of 1.7 years and 2.1 years as of March 31, 2010 and 2009, respectively.

PART I   FINANCIAL INFORMATION

8. BUSINESS SEGMENT INFORMATION

Set forth in the table below is certain financial information with respect to White River’s reportable segments (in thousands):

For The Quarter Ended March 31, 2010	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$6	$7,854	$5	$7,865

Interest expense	(43)	(305)	-	(348)

Net interest margin	(37)	7,549	5	7,517

Recovery (provision) for estimated credit losses	39	(1,891)	-	(1,852)

Net interest margin after recovery (provision) for estimated credit losses	2	5,658	5	5,665

Total other expenses	(7)	(2,854)	(749)	(3,610)

Income (loss) before income taxes	(5)	2,804	(744)	2,055

Income tax expense	-	-	(708)	(708)

Net income (loss)	$(5)	$2,804	$(1,452)	$1,347

For The Quarter Ended March 31, 2009	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$243	$7,408	$10	$7,661

Interest expense	(43)	(338)	-	(381)

Net interest margin	200	7,070	10	7,280

Recovery (provision) for estimated credit losses	114	(1,926)	-	(1,812)

Net interest margin after recovery (provision) for estimated credit losses	314	5,144	10	5,468

Total other expenses	(931)	(2,848)	355	(3,424)

Income (loss) before income taxes	(617)	2,296	365	2,044

Income tax expense	-	-	(770)	(770)

Net income (loss)	$(617)	$2,296	$(405)	$1,274

PART I   FINANCIAL INFORMATION

The following table presents assets with respect to White River’s reportable segments (in thousands) at:

	March 31,	December 31,
	2010	2009

Corporate and other	$46,459	$47,842
Coastal Credit	93,390	92,848
UAC	249	266

	$140,098	$140,956

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

	Quarters Ended March 31,
	2010	2009

Net income in thousands	$1,347	$1,274

Weighted average shares outstanding	3,974,897	4,046,568

Incremental shares from assumed conversions:
Stock award plans	1,301	3,492

Weighted average shares and assumed incremental shares	3,976,198	4,050,060

Earnings per share:

Basic	$0.34	$0.31

Diluted	$0.34	$0.31

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

PART I   FINANCIAL INFORMATION

requests for compensatory, statutory and punitive damages. White River and its subsidiaries believe that it has taken prudent steps to address and mitigate the litigation risks associated with its business activities.

11. DIVIDENDS AND SHARE REPURCHASE PROGRAM

On November 11, 2009, the Board of Directors announced the reauthorization of White River’s previously announced share repurchase program.  White River is authorized to repurchase up to 500,000 shares of its outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions.  As of March 31, 2010, White River has repurchased 163,400 shares of its outstanding common stock under the program at an average price per share of $12.10.  Information on the shares repurchased under the program during the quarter ended March 31, 2010 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Program

January 1, 2010 - January 31, 2010	24,000	$11.57	24,000	409,000
February 1, 2010 - February 28, 2010	1,600	$12.24	1,600	407,400
March 1, 2010 - March 31, 2010	70,800	$13.23	70,800	336,600
	96,400	$12.80	96,400

On February 22, 2010, the Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to shareholders of record on March 3, 2010.  This quarterly dividend totaling $1.0 million was paid on March 12, 2010.

12. SUBSEQUENT EVENTS

On May 6, 2010, White River’s Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to shareholders of record on May 17, 2010. This quarterly dividend is scheduled to be paid May 28, 2010.

In addition, on May 6, 2010, White River’s shareholders approved amendments to White River’s Directors Stock Compensation Plan which (i) increase the number of shares of common stock issuable under the plan from 50,000 to 100,000, and (ii) extend the term of the plan from December 31, 2010 to December 31, 2015.  The purpose of the amendments is to ensure that a sufficient reserve of shares of common stock, and the plan itself, remains available to allow White River to continue to use equity incentives to attract and retain the services of qualified individuals to serve on the Board of Directors.

PART I   FINANCIAL INFORMATION

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Founded in 2004, White River Capital, Inc. (“White River”) is a financial services holding company headquartered in Rancho Santa Fe, California with two principal operating subsidiaries.

Coastal Credit LLC (“Coastal Credit”), based in Virginia Beach, Virginia, is a specialized subprime auto finance company engaged in acquiring subprime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks.  Coastal Credit then services the receivables it acquires. Coastal Credit operates in 24 states through 17 offices.

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

The ultimate realization of the deferred tax asset depends on White River’s ability to generate sufficient taxable income in the future and its ability to prevent an ownership change from occurring for tax purposes. The valuation allowance reduces the total deferred tax asset to an amount that will “more likely than not” be realized. As of March 31, 2010, and December 31, 2009, there were no unrecognized tax benefits.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective with fiscal years beginning after December15, 2010 and for interim periods within those fiscal years. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements.

Results of Operations

The Quarter Ended March 31, 2010 Compared to the Quarter Ended March 31, 2009 – Overview

Net income was $1.3 million, or $0.34 per diluted share, for the quarter ended March 31, 2010, compared to $1.3 million, or $0.31 per diluted share, for the quarter ended March 31, 2009.

PART I   FINANCIAL INFORMATION

Discussion of Results

The following table presents consolidated financial information for White River for the periods indicated (in thousands):

For The Quarter Ended March 31, 2010	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$2	$7,854	$-	$7,856
Accretion and other interest	4	-	5	9

Total interest income	6	7,854	5	7,865

Interest expense	(43)	(305)	-	(348)

Net interest margin	(37)	7,549	5	7,517

Recovery (provision) for estimated credit losses	39	(1,891)	-	(1,852)

Net interest margin after recovery (provision) for estimated credit losses	2	5,658	5	5,665

Total other expenses	(7)	(2,854)	(749)	(3,610)

Income (loss) before income taxes	(5)	2,804	(744)	2,055

Income tax expense	-	-	(708)	(708)

Net income (loss)	$(5)	$2,804	$(1,452)	$1,347

For The Quarter Ended March 31, 2009	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$49	$7,408	$-	$7,457
Accretion and other interest	194	-	10	204

Total interest income	243	7,408	10	7,661

Interest expense	(43)	(338)	-	(381)

Net interest margin	200	7,070	10	7,280

Recovery (provision) for estimated credit losses	114	(1,926)	-	(1,812)

Net interest margin after recovery (provision) for estimated credit losses	314	5,144	10	5,468

Total other revenues (expenses)	(931)	(2,848)	355	(3,424)

Income before income taxes	(617)	2,296	365	2,044

Income tax expense	-	-	(770)	(770)

Net income (loss)	$(617)	$2,296	$(405)	$1,274

PART I   FINANCIAL INFORMATION

The Quarter Ended March 31, 2010 Compared to the Quarter Ended March 31, 2009

Interest on receivables increased $0.4 million to $7.9 million for the quarter ended March 31, 2010 compared to $7.5 million for the quarter ended March 31, 2009. Interest on receivables from Coastal Credit increased by $0.5 million to $7.9 million for the quarter ended March 31, 2010 as compared to $7.4 million for the same period in 2009. The Coastal Credit average finance receivable balance increased to $97.3 million for the quarter ended March 31, 2010, compared to $92.2 million for the quarter ended March 31, 2009. The increase in interest on receivables from Coastal Credit was offset by a decrease in interest on receivables from UAC of approximately $47,000 as a result of the continued liquidation of the UAC receivable portfolio.

Accretion and other interest decreased to approximately $4,000 compared to approximately $194,000 for the quarters ended March 31, 2010 and 2009, respectively. This decrease is the result of a decrease in accretion income of the accumulated other comprehensive income from UAC. Accretion income from accumulated other comprehensive income from UAC is expected to be immaterial for future periods.

Interest expense was relatively unchanged at $0.3 million compared to $0.4 million for the quarters ended March 31, 2010 and 2009, respectively. Coastal Credit interest expense decreased by approximately $33,000 for the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009.  This decrease is a result of a decrease in the average line of credit balance to $39.6 million from $41.1 million for the quarters ended March 31, 2010 and 2009, respectively.

Provision for estimated credit losses was $1.9 million compared to $1.8 million for the quarters ended March 31, 2010 and 2009, respectively. Provision for estimated credit losses is charged to income to bring Coastal Credit’s allowance for estimated credit losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. This provision was partially offset by a recovery of approximately $39,000 and $114,000 to the provision for estimated credit losses at UAC for the quarters ended March 31, 2010 and 2009, respectively. This change in recovery for estimated credit losses continues to be a result of declining defaulted receivables between the periods.

Salaries and benefits increased to $2.2 million from $2.1 million for the quarters ended March 31, 2010 and 2009, respectively. The change was primarily a result of common stock awarded to Coastal Credit employees during the quarter ended March 31, 2010.

Operating expenses were unchanged at $1.4 million for the quarters ended March 31, 2010 and 2009, respectively.

Income tax expense was $0.7 million for the quarter ended March 31, 2010 compared to $0.8 million for the quarter ended March 31, 2009. The expense is based on the estimated effective tax rates for 2010 and 2009, respectively.

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

PART I   FINANCIAL INFORMATION

This uncertainty results from the complexity and ambiguity of the NOL carryforward limitations as well as the limitations on the knowledge of a publicly-traded corporation concerning the ownership of, and transactions in, its securities. White River is not aware of any facts indicating that an ownership change has occurred with respect to White River.

Financial Condition as of March 31, 2010 and December 31, 2009

Finance Receivables, Net

Finance receivables, net increased to $90.3 million at March 31, 2010 as compared to $88.6 million at December 31, 2009. The increase in receivables balance is attributed significantly to favorable competitive conditions in a number of Coastal Credit’s markets. Coastal Credit has been able to acquire a somewhat stronger volume of receivables with credit characteristics and purchase terms consistent with its regular standards, as a number of competing lenders have restricted credit availability.

A significant number of contracts acquired by Coastal Credit are contracts made with borrowers who are in the United States military. As of March 31, 2010, 42.8% of the Coastal Credit receivables were with borrowers who are in the United States military as compared to 40.7% as of December 31, 2009. Coastal Credit believes that having in the portfolio a significant percentage of contracts for which the borrowers are United States military personnel contributes to lower payment delinquency and greater collection personnel efficiencies. Coastal Credit requests that all borrowers who are in the military use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower. Delinquency of payments on contracts paid by allotment historically has been less than delinquency of payments on contracts not paid by allotment. As a result, the collection effort associated with the military contracts requires less time, allowing Coastal Credit’s collection staff to focus on an increasing number of non-military contracts.

As of March 31, 2010, Coastal Credit’s finance receivables consisted exclusively of contracts acquired by Coastal Credit without credit recourse to the dealer. Although all the contracts in Coastal Credit’s portfolio were acquired without credit recourse, each dealer remains liable to Coastal Credit for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

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

Accrued Interest Payable

Accrued interest payable was approximately $104,000 at March 31, 2010, compared to approximately $107,000 at December 31, 2009.

Liquidity and Capital Resources for the Quarters Ended March 31, 2010 and 2009

Net cash provided by operating activities was $3.9 million for the quarter ended March 31, 2010 compared to $3.3 million for the quarter ended March 31, 2009. The change in net cash flows is primarily attributable to the increase in interest on receivables as a result of a greater average finance receivable balance during the quarter ended March 31, 2010 as compared to the same period during 2009.

PART I   FINANCIAL INFORMATION

Net cash used in investing activities was $3.5 million for the quarter ended March 31, 2010 compared to $4.8 million for the quarter ended March 31, 2009. This change was primarily the result of an increase in collections on finance receivables outpacing the increase in purchases of finance receivables.

Net cash used in financing activities was $2.2 million for the quarter ended March 31, 2010 compared to net cash provided by financing activities of $1.4 million for the quarter ended March 31, 2009. This change in activity is primarily a result of the $1.0 million dividend paid and $1.2 million in common stock repurchased during the quarter ended March 31, 2010.  No such activity occurred during the same period in 2009.

At March 31, 2010, White River and its subsidiaries had cash and cash equivalents of $4.9 million compared to $6.3 million at March 31, 2009.

Coastal Credit has a revolving credit facility from a lending institution with a maximum borrowing limit at March 31, 2010 of $100.0 million. The maturity date is December 31, 2011. Coastal Credit had $40.0 million and $42.0 million of indebtedness outstanding under this facility as of March 31, 2010 and 2009, respectively. Total availability under the line of credit was $81.7 million based upon the level of eligible collateral with $41.7 million available in excess of the amount utilized at March 31, 2010. The credit facility is secured by substantially all of the assets of Coastal Credit. In addition, White River has provided an unconditional corporate guaranty. Coastal Credit must maintain specified financial ratios within guidelines established by the lender and is in compliance with these ratios. Interest is paid monthly at a variable rate, based on meeting certain financial criteria. At March 31, 2010, the rate was the London Interbank Offered Rate (“LIBOR”) plus 2.60%, which equated to 2.83%. There is an annual commitment fee of 1/8 of 1% on the average daily unused commitment. In the event of a significant pay down or an earlier retirement of the revolver commitment, Coastal Credit would sustain certain prepayment penalties. This facility limits distributions Coastal Credit may make to White River to 50% of Coastal Credit’s net income in addition to permitted payments on subordinated debt.

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

On February 22, 2010, the Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to shareholders of record on March 3, 2010.  This quarterly dividend totaling $1.0 million was paid on March 12, 2010. In addition, White River is authorized to repurchase up to 500,000 shares of its outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions.  As of March 31, 2010, White River has repurchased 163,400 shares of its outstanding common stock under the program at an average price per share of $12.10.

PART I   FINANCIAL INFORMATION

Asset Quality

Set forth below is certain information concerning the credit loss experiences on the fixed rate retail automobile receivables of White River. There can be no assurance that future net credit loss experience on the receivables will be comparable to that set forth below. See “Discussion of Forward-Looking Statements.”

Finance Receivables – Coastal Credit

Delinquency experience of finance receivables at Coastal Credit, including unearned interest ($ in thousands):

	March 31, 2010		December 31, 2009
	$	%	$	%

Finance receivables - gross balance	$113,019		$110,847

Delinquencies:
30-59 days	$897	0.8%	$1,301	1.2%
60-89 days	698	0.6%	1,107	1.0%
90+ days	1,496	1.3%	1,706	1.5%
Total delinquencies	$3,091	2.7%	$4,114	3.7%

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

PART I   FINANCIAL INFORMATION

Allowance for loan losses of finance receivables ($ in thousands):

	Quarters Ended March 31,
	2010	2009

Balance at beginning of period	$8,085	$7,560
Charge-offs, net of recoveries	(1,741)	(1,801)
Provision for estimated credit losses	1,891	1,926

Balance at the end of the period	$8,235	$7,685

Finance receivables, net of unearned finance charges	$111,023	$106,135

Allowance for loan losses as a percent of finance receivables, net of unearned finance charges	7.42%	7.24%

Annualized net charge-offs as a percent of finance receivables, net of unearned finance charges	6.27%	6.79%

Allowance for loan losses as a percent of annualized net charge-offs	118.25%	106.68%

Finance Receivables – UAC

Delinquency experience of finance receivables at UAC ($ in thousands):

	March 31, 2010		December 31, 2009
	$	%	$	%

Finance receivables principal balance	$20		$61

Delinquencies:
30-59 days	$6	30.0%	$15	24.6%
60-89 days	3	15.0%	9	14.8%
90+ days	1	5.0%	3	4.9%
Total delinquencies	$10	50.0%	$27	44.3%

PART I   FINANCIAL INFORMATION

Allowance for loan losses of finance receivables ($ in thousands):

	Quarters Ended March 31,
	2010	2009

Balance at the beginning of period	$-	$7
Charge-offs	(11)	(44)
Recoveries	50	151
Recovery for estimated credit losses	(39)	(114)

Balance at the end of the period	$-	$-

Net recoveries	$(39)	$(107)
Finance receivables	$20	$520

Allowance for loan losses as a percent of finance receivables	0.00%	0.00%

Recent Market Developments

Since 2008, operations of many auto finance companies have been affected by the significant contraction of the personal credit markets and the near elimination of the securitization markets. In addition, there have been auto finance companies which have seen their lines of credit reduced or terminated as a result of the credit crisis. Some companies have been forced to severely curtail loan purchases and originations or shut down operations as a result of a lack of funding. We continue to believe White River is well positioned to continue operations and grow the company responsibly based on the following factors:

•	Coastal Credit is not dependent on the securitization market for financing.

•	At March 31, 2010, there was $41.7 million available, in excess of the amount utilized, from the line of credit, which does not expire until December 2011.

•	White River is very well capitalized with an equity to asset ratio of 70.3% as of March 31, 2010.

While there is never any guarantee White River will not be faced with similar financing scenarios as others have seen, we continue to believe White River is well positioned in this difficult economic environment, and we expect to be able to fund normal business operations and meet our general liquidity needs for the next 12 months through access to the line of credit, cash flows from operations, and our other funding sources.

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

PART I   FINANCIAL INFORMATION

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
•
changes in laws or regulations, including the impact of current, pending and future legislation and regulation, including the impact of federal economic and financial markets recovery legislation, recently enacted federal health care reform legislation, and potential comprehensive financial system regulatory reform legislation:

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

Changes in Internal Control Over Financial Reporting

During White River’s fiscal quarter ended March 31, 2010, there were no changes in White River’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect White River’s internal control over financial reporting.

Part II    Other Information

PART II

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Information regarding White River’s purchases of shares of its common stock for the quarter ended March 31, 2010 is set forth in Note 11, “Dividends and Share Repurchase Program,” to White River’s condensed consolidated financial statements contained in this quarterly report on Form 10-Q, and is incorporated by reference herein.

ITEM 5.   OTHER INFORMATION

Declaration of Cash Dividend

On May 6, 2010, the Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to be paid May 28, 2010 to shareholders of record on May 17, 2010.

Amendments to Directors Stock Compensation Plan

In addition, on May 6, 2010, White River’s shareholders approved amendments to White River’s Directors Stock Compensation Plan (the “Plan”) which (i) increase the number of shares of common stock issuable under the Plan from 50,000 to 100,000, and (ii) extend the term of the Plan from December 31, 2010 to December 31, 2015.  The purpose of the amendments is to ensure that a sufficient reserve of shares of common stock, and the Plan itself, remains available to allow White River to continue to use equity incentives to attract and retain the services of qualified individuals to serve on the Board of Directors.  The amendments to the Plan became effective on May 6, 2010 upon the approval by White River’s shareholders.  The principal features of the Plan, as amended by the foregoing amendments, are summarized in greater detail in White River’s definitive proxy statement for the 2010 annual meeting of shareholders filed with the Securities and Exchange Commission on March 26, 2010 under the caption “Proposal 2: Amendments to Directors Stock Compensation Plan – Material Features of the Plan,” which summary is incorporated by reference herein.  Moreover, the foregoing description of the amendments to the Plan is not complete and is qualified in its entirety by reference to the full text of the Plan, as amended, a copy of which is filed as Exhibit 10.1 to this quarterly report on Form 10-Q and incorporated by reference herein.

Submission of Matters to a Vote of Security Holders

White River held its annual meeting of shareholders on May 6, 2010.  At this meeting, White River’s shareholders voted on the following two proposals:

1.	The election to the Board of Directors of the following individuals to hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified:

	Number of Votes
Director	For	Withheld	Broker Non-Votes
John M. Eggemeyer	2,770,397	88,167	-0-
Thomas C. Heagy	2,770,537	88,027	-0-
William E. McKnight	2,770,537	88,027	-0-
Daniel W. Porter	2,770,537	88,027	-0-
John W. Rose	2,741,184	117,380	-0-
Richard D. Waterfield	2,770,536	88,028	-0-

Part II    Other Information

2.
A proposal to approve amendments to White River’s Directors Stock Compensation Plan to (i) increase the number of shares of common stock available for issuance under the plan from 50,000 to 100,000, and (ii) extend the term of the plan to December 31, 2015:

Number of Votes
For	Against	Abstain	Broker Non-Votes
2,732,461	95,138	30,965	-0-

Communication from Shareholders

A letter from a shareholder was received by the White River Directors in advance of the 2010 annual shareholders’ meeting recommending consideration, among other things, of a special one-time dividend of $4.50 per share of White River common stock.  A copy of such letter is attached hereto as Exhibit 99.1 solely for reference, but its contents reflect the views of its author and should not be attributed to the Company or any of its Directors.  The letter was discussed at the 2010 annual shareholders’ meeting at which White River’s Chairman indicated the Board would consider this request as it reviews available options to maximize shareholder return, in view of the potential that tax rates on corporate dividends may increase after the current year.

ITEM 6.   EXHIBITS.

No.	Description
10.1	White River Capital, Inc. Directors Stock Compensation Plan, amended as of May 6, 2010
31.1	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)
31.2	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Letter from Huizenga Opportunity Partners, LP to Board of Directors of White River Capital, Inc. dated April 12, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

White River Capital, Inc.
(Registrant)

May 11, 2010	By:	/s/ Martin J. Szumski
Martin J. Szumski
Chief Financial Officer
(Signing on behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX

No.	Description	Location
10.1	White River Capital, Inc. Directors Stock Compensation Plan, amended as of May 6, 2010	Attached
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31.2	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
99.1	Letter from Huizenga Opportunity Partners, LP to Board of Directors of White River Capital, Inc. dated April 12, 2010	Attached