Form 10-Q
period 2010-09-30
White River Capital Inc
filed 2010-11-12
CIK 1318545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 8, 2010, there were 3,754,759 shares outstanding of the issuer’s Common Stock, without par value.

- INDEX -

Part I Financial Information

ITEM 1. FINANCIAL STATEMENTS.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2010	December 31, 2009
ASSETS	(Unaudited)

Cash and cash equivalents	$4,351	$6,797
Finance receivables—net	95,360	88,612
Deferred tax assets—net	41,971	44,711
Other assets	576	836

TOTAL	$142,258	$140,956

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Line of credit	$42,000	$40,000
Accrued interest	109	107
Creditor notes payable	-	7
Other payables and accrued expenses	2,234	1,726

Total liabilities	44,343	41,840

SHAREHOLDERS’ EQUITY:
Preferred Stock, without par value, authorized 3,000,000 shares; none issued and outstanding	-	-
Common Stock, without par value, authorized 20,000,000 shares; 3,754,759 and 3,997,506 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	178,448	181,845
Accumulated other comprehensive income, net of taxes	-	3
Accumulated deficit	(80,533)	(82,732)

Total shareholders’ equity	97,915	99,116

TOTAL	$142,258	$140,956

See notes to condensed consolidated financial statements.

Part I Financial Information

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
INTEREST:
Interest on receivables	$8,382	$7,898	$24,333	$23,085
Accretion and other interest	1	42	15	341

Total interest income	8,383	7,940	24,348	23,426

Interest expense	(382)	(375)	(1,098)	(1,145)

Net interest margin	8,001	7,565	23,250	22,281

Provision for estimated credit losses	(1,587)	(2,184)	(5,088)	(5,998)

Net interest margin after provision for estimated credit losses	6,414	5,381	18,162	16,283

OTHER REVENUES (EXPENSES):
Salaries and benefits	(2,157)	(2,003)	(6,470)	(6,074)
Other operating expenses	(1,081)	(1,485)	(3,526)	(4,715)
Change in fair market valuation of creditor notes payable	46	43	135	89
Gain from deficiency account sale	-	4	37	170
Other expense	(67)	(59)	(118)	(219)

Total other expenses	(3,259)	(3,500)	(9,942)	(10,749)

INCOME BEFORE INCOME TAXES	3,155	1,881	8,220	5,534

INCOME TAX EXPENSE	(1,364)	(622)	(3,106)	(1,990)

NET INCOME	$1,791	$1,259	$5,114	$3,544

NET INCOME PER COMMON SHARE (BASIC)	$0.48	$0.31	$1.32	$0.87

NET INCOME PER COMMON SHARE (DILUTED)	$0.48	$0.31	$1.32	$0.87

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,756,059	4,062,129	3,871,051	4,056,751

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,758,098	4,064,591	3,872,621	4,060,039

See notes to condensed consolidated financial statements.

Part I Financial Information

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

NET INCOME	$1,791	$1,259	$5,114	$3,544

OTHER COMPREHENSIVE INCOME:
Net unrealized change on recombined assets and Beneficial Interest in Master Trust, net of tax	-	(22)	(3)	(198)

COMPREHENSIVE INCOME	$1,791	$1,237	$5,111	$3,346

See notes to condensed consolidated financial statements.

Part I Financial Information

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,114	$3,544
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of other comprehensive income	(5)	(313)
Accretion of securitization discount	(1)	(42)
Provision for estimated credit losses	5,088	5,998
Amortization and depreciation	290	336
Amortization of discount and interest accrued on creditor notes payable	128	59
Gain from disposition of equipment	7	5
Deferred income taxes	2,743	1,765
Change in fair value of creditor notes payable	(135)	(89)
Stock based compensation expense	296	114
Changes in assets and liabilities:
Accrued interest receivable and other assets	(19)	187
Other payables and accrued expenses	510	(459)
Net cash provided by operating activities	14,016	11,105

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of finance receivables	(51,654)	(46,604)
Collections on finance receivables	39,686	33,702
Principal collections and recoveries on receivables held for investment	133	1,209
Capital expenditures	(18)	(69)
Net cash used in investing activities	(11,853)	(11,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock repurchased	(3,693)	-
Common stock cash dividend	(2,916)	-
Principal payments on creditor notes payable	-	(76)
Net borrowing on line of credit	2,000	-
Net cash used in financing activities	(4,609)	(76)

DECREASE IN CASH AND CASH EQUIVALENTS	(2,446)	(733)
CASH AND CASH EQUIVALENTS—Beginning of period	6,797	6,403
CASH AND CASH EQUIVALENTS—End of period	$4,351	$5,670

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$968	$1,145

See notes to condensed consolidated financial statements.

Part I Financial Information

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in an active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective with fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

In July 2010, the FASB issued guidance for improving disclosures about an entity’s allowance for loan losses and the credit quality of its loans. The guidance requires additional disclosure to facilitate financial statement users’ evaluation of the following: i. the nature of credit risk inherent in the entity’s loan portfolio, ii. how that risk is analyzed and assessed in arriving at the allowance for loan losses, and iii. the changes and reasons for those changes in the allowance for loan losses. For public companies, increased disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. Increased disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 31, 2010. White River is currently evaluating the requirements of this guidance, but does not expect it to have a material impact on our financial statements.

Part I Financial Information

2.	GENERAL DISCUSSION

White River Capital, Inc. (“White River” or the “Company”) is a holding company for specialized indirect auto finance businesses, with two principal operating subsidiaries, Coastal Credit LLC (“Coastal Credit”) and Union Acceptance Company LLC (“UAC”).

Coastal Credit based in Virginia Beach, Virginia, is a specialized subprime auto finance company engaged in acquiring subprime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks. Coastal Credit then services the receivables it acquires. Coastal Credit operates in 24 states through 16 offices.

UAC operates under a bankruptcy plan of reorganization under which UAC must pay net proceeds from its residual interest in its receivables portfolios and other estate assets to creditors holding notes and claims under the plan. White River owns substantially all of such notes and claims. UAC’s bankruptcy case was closed in January 2007. On June 15, 2010, UAC closed its Indianapolis office and all functions of UAC are now conducted at the holding company. UAC no longer materially contributes to the assets, liabilities, or results of operation of White river on a consolidated basis.

3.	FINANCE RECEIVABLES – NET

Coastal Credit

Finance receivables acquired by Coastal Credit generally have original terms ranging from 36 to 54 months and are secured by the related vehicles.

Coastal Credit finance receivables – net outstanding were as follows (in thousands):
	September 30,	December 31,
	2010	2009
Finance receivables, gross	$118,898	$110,847
Unearned interest	(1,954)	(2,171)
Finance receivables, net of unearned finance charge income	116,944	108,676

Accretable unearned acquisition discounts and fees	(13,179)	(12,039)
Finance receivables, net of unearned finance charge income and discounts and fees	103,765	96,637

Allowance for loan losses	(8,405)	(8,085)

Finance receivables - net	$95,360	$88,552

Part I Financial Information

Activity in the Coastal Credit allowance for loan losses on finance receivables is as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$8,345	$7,860	$8,085	$7,560
Charge-offs, net of recoveries	(1,523)	(2,099)	(4,840)	(5,799)
Provision for estimated credit losses	1,583	2,249	5,160	6,249

Balance at the end of the period	$8,405	$8,010	$8,405	$8,010

Union Acceptance Company LLC

UAC finance receivables – net outstanding were as follows (in thousands):

	September 30,	December 31,
	2010	2009
Principal balance of finance receivables	$-	$61
Unearned discount	-	(1)
Accrued interest receivable	-	-
Allowance for credit losses	-	-

Finance receivables—net	$-	$60

Activity in the UAC allowance for credit losses is as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Balance at the beginning of period	$-	$-	$-	$7
Charge-offs	(6)	(29)	(23)	(114)
Recoveries	2	94	95	358
Provision (recovery) for estimated credit losses	4	(65)	(72)	(251)

Balance at the end of the period	$-	$-	$-	$-

Part I Financial Information

4.	OTHER ASSETS

Other assets are as follows (in thousands) at:

	September 30,	December 31,
	2010	2009
Prepaid expenses	$261	$389
Property, equipment and leasehold improvements, net	315	441
Other	-	6
Total other assets	$576	$836

5.	CREDITOR NOTES PAYABLE

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

The following table presents the creditor notes payable (in thousands) recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) at:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Beginning balance	$2	$34	$7	$128
Total income included in earnings (recorded as "other revenues (expenses)")	(46)	(43)	(135)	(89)
Purchases, issuances and settlements	44	31	128	(17)
Ending balance	$-	$22	$-	$22

The contractual interest related to the creditor notes payable will continue to be accrued as interest expense and the interest payable will be included in the fair value calculation along with the creditor notes payable on a quarterly basis. The unpaid principal balance of creditor notes payable was greater than its fair value by $2.0 million and $1.9 million as of September 30, 2010 and 2009, respectively. The ultimate amount paid on creditor notes payable could differ depending on the actual cash flows from UAC’s finance receivables.

6.	INCOME TAXES

As of December 31, 2009, there were no unrecognized tax benefits.

White River recognizes interest and penalties, if any, on tax assessments or tax refunds in the financial statements as a component of income tax expense.

Part I Financial Information

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

On October 26, 2005, the board of directors of White River adopted the White River Capital, Inc. Directors Stock Compensation Plan. The plan provides for the payment of a portion of regular fees to certain members of the board of directors in the form of shares of White River common stock. The terms of the plan include the reservation of 100,000 shares of White River common stock for issuance under the plan. As of September 30, 2010, 48,534 shares of White River common stock were issued under this plan.

On May 18, 2009, White River entered into an employment agreement with William McKnight, President and Chief Executive Officer of Coastal Credit. This employment agreement includes a long-term incentive award. This award provides for the payment, in cash, of the value of 100,000 shares of White River stock, vesting in three annual increments of 33,333.33 shares on January 1, 2010, 2011 and 2012. This award is accounted for as a liability award. The value of payment is determined based on the mean of the trading value of White River shares for 20 trading days prior to the vesting date. Compensation expense related to the long-term incentive award approximated $191,000 for the quarter ended September 30, 2010 and $418,000 for the nine months ended September 30, 2010. The compensation expense related to this award is included in salaries and benefits expense in the accompanying condensed consolidated statements of operations. Additional compensation costs will be incurred during 2010 based on the changes in White River’s stock price through 2010.

On May 5, 2006, White River’s shareholders approved the White River Capital, Inc. 2005 Stock Incentive Plan. The purpose of this plan is to offer certain employees, non-employee directors, and consultants the opportunity to acquire a proprietary interest in White River. The plan provides for the grant of options, restricted stock awards and performance stock awards. The total number of options and stock awards that may be awarded under the plan may not exceed 250,000. As of September 30, 2010, White River awarded restricted stock awards totaling 104,600 shares and 79,200 of these shares have vested and have been issued and 21,400 shares have been forfeited. Forfeited shares are available for the purposes of the plan. White River has not issued stock options under this plan as of September 30, 2010. The following is a summary of the status of White River’s non-vested restricted stock awards and changes during the respective periods:

	Nine Months Ended September 30,
	2010		2009
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Beginning nonvested awards	4,400	$7.96	21,400	$14.99
Granted	-	-	6,500	6.90
Vested	(400)	23.10	(21,000)	14.58
Forfeited	-	-	-	-
Ending nonvested awards	4,000	$6.45	6,900	$8.62

Part I Financial Information

The value of restricted awards is determined based on the trading value of White River shares on the grant date. An estimated forfeiture rate of 7% was used. Compensation expense related to these awards approximated $5,000 and $9,000 for the quarters ended September 30, 2010 and 2009, respectively, and $23,000 and $36,000 for the nine months ended September 30, 2010 and 2009, respectively. The compensation expense related to these awards is included in salaries and benefits expense in the accompanying consolidated statements of operations. There was $0.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted and long-term incentive awards as of September 30, 2010 and 2009. That cost is expected to be recognized over a weighted-average period of 1.3 years and 2.2 years as of September 30, 2010 and 2009, respectively.

Part I Financial Information

8.	BUSINESS SEGMENT INFORMATION

Set forth in the table below is certain financial information with respect to White River’s reportable segments (in thousands):

For The Quarter Ended September 30, 2010	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$-	$8,382	$1	$8,383

Interest expense	(44)	(338)	-	(382)

Net interest margin (deficit)	(44)	8,044	1	8,001

Provision for estimated credit losses	(4)	(1,583)	-	(1,587)

Net interest margin (deficit) after provision for estimated credit losses	(48)	6,461	1	6,414

Total other expenses	(24)	(2,843)	(392)	(3,259)

Income (loss) before income taxes	$(72)	$3,618	$(391)	$3,155

For The Quarter Ended September 30, 2009	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$45	$7,887	$8	$7,940

Interest expense	(44)	(331)	-	(375)

Net interest margin	1	7,556	8	7,565

Recovery (provision) for estimated credit losses	65	(2,249)	-	(2,184)

Net interest margin after recovery (provision) for estimated credit losses	66	5,307	8	5,381

Total other expenses	(141)	(2,845)	(514)	(3,500)

Income (loss) before income taxes	$(75)	$2,462	$(506)	$1,881

For The Nine Months Ended September 30, 2010	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$7	$24,331	$10	$24,348

Interest expense	(130)	(968)	-	(1,098)

Net interest margin (deficit)	(123)	23,363	10	23,250

Recovery (provision) for estimated credit losses	72	(5,160)	-	(5,088)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	(51)	18,203	10	18,162

Total other expenses	(44)	(8,436)	(1,462)	(9,942)

Income (loss) before income taxes	$(95)	$9,767	$(1,452)	$8,220

For The Nine Months Ended September 30, 2009	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$396	$23,002	$28	$23,426

Interest expense	(130)	(1,015)	-	(1,145)

Net interest margin	266	21,987	28	22,281

Recovery (provision) for estimated credit losses	251	(6,249)	-	(5,998)

Net interest margin after recovery (provision) for estimated credit losses	517	15,738	28	16,283

Total other expenses	(1,263)	(8,470)	(1,016)	(10,749)

Income (loss) before income taxes	$(746)	$7,268	$(988)	$5,534

Part I Financial Information

The following table presents assets with respect to White River’s reportable segments (in thousands) at:

	September 30,	December 31,
	2010	2009

Corporate and other	$42,494	$47,842
Coastal Credit	99,593	92,848
UAC	171	266

	$142,258	$140,956

9.	EARNINGS PER SHARE

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

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income (loss) in thousands	$1,791	$1,259	$5,114	$3,544

Weighted average shares outstanding	3,756,059	4,062,129	3,871,051	4,056,751

Incremental shares from assumed conversions:
Stock award plans	2,039	2,462	1,570	3,288

Weighted average shares and assumed incremental shares	3,758,098	4,064,591	3,872,621	4,060,039

Earnings per share:

Basic	$0.48	$0.31	$1.32	$0.87

Diluted	$0.48	$0.31	$1.32	$0.87

Part I Financial Information

10.	COMMITMENTS AND CONTIGENCIES

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

On November 11, 2009, the Board of Directors reauthorized White River’s previously announced share repurchase program. White River is authorized to repurchase up to 500,000 shares of its outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. As of September 30, 2010, White River has repurchased 331,950 shares of its outstanding common stock under the program at an average price per share of $13.33. Information on the shares repurchased under the program during the quarter ended September 30, 2010 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Program

July 1, 2010 - July 31, 2010	18,100	$14.03	18,100	168,150
August 1, 2010 - August 31, 2010	100	$14.70	100	168,050
September 1, 2010 - September 30, 2010	-	$-	-	168,050
	18,200	$14.03	18,200

On August 2, 2010, White River announced that its Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to shareholders of record on August 12, 2010. This quarterly dividend was paid August 26, 2010.

12.	SUBSEQUENT EVENTS

On November 2, 2010, White River announced that its Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to shareholders of record on November 12, 2010. This quarterly dividend is scheduled to be paid November 22, 2010.

Part I Financial Information

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Founded in 2004, White River Capital, Inc. (“White River”) is a financial services holding company headquartered in Rancho Santa Fe, California with two principal operating subsidiaries.

Coastal Credit LLC (“Coastal Credit”), based in Virginia Beach, Virginia, is a specialized subprime auto finance company engaged in acquiring subprime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks. Coastal Credit then services the receivables it acquires. Coastal Credit operates in 24 states through 16 offices.

Union Acceptance Company LLC (“UAC”), based in Rancho Santa Fe, California, is a specialized auto finance company which holds and oversees its portfolio of non-prime auto receivables. On January 5, 2007, the U.S. Bankruptcy Court for the Southern District of Indiana issued a final decree and closed UAC’s Chapter 11 bankruptcy case. UAC remains contractually obligated to distribute its remaining assets in compliance with its Second Amended and Restated Plan of Reorganization (the “Plan” or the “Plan of Reorganization”) approved in connection with the bankruptcy case. Under the Plan, UAC must pay net proceeds from its residual interest in its receivables portfolios and other estate assets to creditors holding notes and claims under the Plan. White River owns all of UAC’s general unsecured claims, 89.1% of UAC’s restructured subordinated notes and 94.7% of UAC's accrual notes issued under the Plan. UAC was designated the Creditor Representative to oversee the distribution of its remaining assets as contractually required under the Plan. On June 15, 2010, UAC closed its Indianapolis office. As of that date, all functions of UAC are now conducted at the holding company.  In addition, on September 1, 2010, UAC voluntarily dissolved by filing a certificate of dissolution with the Indiana Secretary of State, and will continue to only carry on business appropriate to wind up and liquidate its business and affairs in accordance with Indiana law.  UAC no longer materially contributes to the assets, liabilities, or results of operations of White River on a consolidated basis.

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

The ultimate realization of the deferred tax asset depends on White River’s ability to generate sufficient taxable income in the future and its ability to prevent an ownership change from occurring for tax purposes. The valuation allowance reduces the total deferred tax asset to an amount that will “more likely than not” be realized. As of September 30, 2010, and December 31, 2009, there were no unrecognized tax benefits.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in an active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective with fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

In July 2010, the FASB issued guidance for improving disclosures about an entity’s allowance for loan losses and the credit quality of its loans. The guidance requires additional disclosure to facilitate financial statement users’ evaluation of the following: i. the nature of credit risk inherent in the entity’s loan portfolio, ii. how that risk is analyzed and assessed in arriving at the allowance for loan losses, and iii. the changes and reasons for those changes in the allowance for loan losses. For public companies, increased disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. Increased disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 31, 2010. White River is currently evaluating the requirements of this guidance, but does not expect it to have a material impact on our financial statements.

Part I Financial Information

Results of Operations

The Quarter Ended September 30, 2010 Compared to the Quarter Ended September 30, 2009 – Overview

Net income was $1.8 million, or $0.48 per diluted share, for the quarter ended September 30, 2010, compared to $1.3 million, or $0.31 per diluted share, for the quarter ended September 30, 2009. The following items contributed to the increase of net income:

•	Provision for estimated credit losses decreased $0.6 million to $1.6 million for the quarter ended September 30, 2010 as compared to $2.2 million for the quarter ended September 30, 2009.

•	Other operating expense decreased to $1.1 million for the quarter ended September 30, 2010 as compared to $1.5 million for the same period during 2009.

The Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009 – Overview

Net income was $5.1 million, or $1.32 per diluted share, for the nine months ended September 30, 2010, compared to $3.5 million, or $0.87 per diluted share, for the nine months ended September 30, 2009. The following items contributed to the increase of net income:

•	Provision for estimated credit losses decreased to $5.1 million from $6.0 million for the nine months ended September 30, 2010 and 2009, respectively.

•	Other operating expenses decreased $1.2 million to $3.5 million for the nine months ended September 30, 2010 as compared to $4.7 million for the same period during 2009.

Part I Financial Information

Discussion of Results

The following table presents consolidated financial information for White River for the periods indicated (in thousands):

For The Quarter Ended September 30, 2010	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$-	$8,382	$-	$8,382
Accretion and other interest	-	-	1	1

Total interest income	-	8,382	1	8,383

Interest expense	(44)	(338)	-	(382)

Net interest margin (deficit)	(44)	8,044	1	8,001

Provision for estimated credit losses	(4)	(1,583)	-	(1,587)

Net interest margin (deficit) after provision for estimated credit losses	(48)	6,461	1	6,414

Total other expenses	(24)	(2,843)	(392)	(3,259)

Income (loss) before income taxes	(72)	3,618	(391)	3,155

Income tax expense	-	-	(1,364)	(1,364)

Net income (loss)	$(72)	$3,618	$(1,755)	$1,791

For The Quarter Ended September 30, 2009	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$11	$7,887	$-	$7,898
Accretion and other interest	34	-	8	42

Total interest income	45	7,887	8	7,940

Interest expense	(44)	(331)	-	(375)

Net interest margin	1	7,556	8	7,565

Recovery (provision) for estimated credit losses	65	(2,249)	-	(2,184)

Net interest margin after recovery (provision) for estimated credit losses	66	5,307	8	5,381

Total other expenses	(141)	(2,845)	(514)	(3,500)

Income (loss) before income taxes	(75)	2,462	(506)	1,881

Income tax expense	-	-	(622)	(622)

Net income (loss)	$(75)	$2,462	$(1,128)	$1,259

Part I Financial Information

For The Nine Months Ended September 30, 2010	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$2	$24,331	$-	$24,333
Accretion and other interest	5	-	10	15

Total interest income	7	24,331	10	24,348

Interest expense	(130)	(968)	-	(1,098)

Net interest margin (deficit)	(123)	23,363	10	23,250

Recovery (provision) for estimated credit losses	72	(5,160)	-	(5,088)

Net interest margin (deficit) after recovery (provision) for estimated credit losses	(51)	18,203	10	18,162

Total other expenses	(44)	(8,436)	(1,462)	(9,942)

Income (loss) before income taxes	(95)	9,767	(1,452)	8,220

Income tax expense	-	-	(3,106)	(3,106)

Net income (loss)	$(95)	$9,767	$(4,558)	$5,114

For The Nine Months Ended September 30, 2009	UAC	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$83	$23,002	$-	$23,085
Accretion and other interest	313	-	28	341

Total interest income	396	23,002	28	23,426

Interest expense	(130)	(1,015)	-	(1,145)

Net interest margin	266	21,987	28	22,281

Recovery (provision) for estimated credit losses	251	(6,249)	-	(5,998)

Net interest margin after recovery (provision) for estimated credit losses	517	15,738	28	16,283

Total other expenses	(1,263)	(8,470)	(1,016)	(10,749)

Income (loss) before income taxes	(746)	7,268	(988)	5,534

Income tax expense	-	-	(1,990)	(1,990)

Net income (loss)	$(746)	$7,268	$(2,978)	$3,544

Part I Financial Information

The Quarter Ended September 30, 2010 Compared to the Quarter Ended September 30, 2009

Interest on receivables increased $0.5 million to $8.4 million for the quarter ended September 30, 2010 compared to $7.9 million for the quarter ended September 30, 2009. The Coastal Credit average finance receivable balance increased to $102.3 million for the quarter ended September 30, 2010, compared to $97.4 million for the quarter ended September 30, 2009.

Accretion and other interest decreased to approximately $1,000 compared to approximately $42,000 for the quarters ended September 30, 2010 and 2009, respectively. This decrease is the result of a decrease in accretion income of the accumulated other comprehensive income from UAC. The accretion income from accumulated other comprehensive income from UAC was fully recognized during the quarter ended September 30, 2010 and thus there will be no such income in future periods.

Interest expense was unchanged at $0.4 million for the quarters ended September 30, 2010 and 2009. Coastal Credit interest expense was $0.3 million for each of the quarters ended September 30, 2010 and 2009. The average line of credit balance was $42.0 million and $41.4 million for the quarters ended September 30, 2010 and 2009, respectively.

Provision for estimated credit losses was $1.6 million compared to $2.2 million for the quarters ended September 30, 2010 and 2009, respectively. Provision for estimated credit losses is charged to income to bring Coastal Credit’s allowance for estimated credit losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables.

Salaries and benefits increased to $2.2 million from $2.0 million for the quarters ended September 30, 2010 and 2009, respectively.

Operating expenses decreased $0.4 million to $1.1 million from $1.5 million for the quarters ended September 30, 2010 and 2009, respectively. This decrease is primarily a result of the elimination of $0.3 million of expenses incurred during the quarter ended September 30, 2009 related to an executive of the Company, which were not incurred during the same period of 2010 as a result of the departure of the executive in August 2009.

Income tax expense was $1.4 million for the quarter ended September 30, 2010 compared to $0.6 million for the quarter ended September 30, 2009. The expense is based on the estimated effective tax rates for 2010 and 2009, respectively.

The availability of tax benefits currently available to White River would be jeopardized if an ownership change (as defined in IRS regulations governing Net Operating Loss (“NOL”) carryforward limitations) were to occur in the future with respect to White River. In general, an ownership change occurs when, as of any testing date, the aggregate of the increase in percentage points of the total amount of a corporation's stock owned by each 5-percent shareholder within the meaning of the NOL carryforward limitations whose percentage ownership of the stock has increased as of such date over the lowest percentage of the stock owned by each such 5-percent shareholder at any time during the three-year period preceding such date, is more than 50 percentage points. In general, persons who own 5% or more of a corporation’s stock are 5-percent shareholders, and all other persons who own less than 5% of a corporation’s stock are treated together, as a single, public group 5- percent shareholder, regardless of whether they own an aggregate of 5% of a corporation’s stock. Calculating whether an ownership change has occurred is subject to inherent uncertainty. This uncertainty results from the complexity and ambiguity of the NOL carryforward limitations as well as the limitations on the knowledge of a publicly-traded corporation concerning the ownership of, and transactions in, its securities. White River is not aware of any facts indicating that an ownership change has occurred with respect to White River.

Part I Financial Information

The Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Interest on receivables increased $1.2 million to $24.3 million for the nine months ended September 30, 2010 compared to $23.1 million for the same period during 2009. The Coastal Credit average finance receivable balance increased to $99.8 million for the nine months ended September 30, 2010, compared to $95.0 million for the nine months ended September 30, 2009.

Accretion and other interest decreased to approximately $15,000 compared to approximately $341,000 for the nine months ended September 30, 2010 and 2009, respectively. This decrease is the result of a decrease in accretion income of the accumulated other comprehensive income from UAC. The accretion income from accumulated other comprehensive income from UAC was fully recognized during the quarter ended September 30, 2010 and thus there will be no such income in future periods.

Interest expense was unchanged at $1.1 million for the nine months ended September 30, 2010 and 2009. Coastal Credit interest expense was $1.0 million for the nine months ended September 30, 2010 and 2009. The average line of credit balance was $40.9 million and $41.4 million for the nine months ended September 30, 2010 and 2009, respectively.

Provision for estimated credit losses was $5.1 million compared to $6.0 million for the nine months ended September 30, 2010 and 2009, respectively. Provision for estimated credit losses is charged to income to bring Coastal Credit’s allowance for estimated credit losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables.

Salaries and benefits increased to $6.5 million from $6.1 million for the nine months ended September 30, 2010 and 2009, respectively.

Operating expenses decreased $1.2 million to $3.5 million from $4.7 million for the nine months ended September 30, 2010 and 2009, respectively. This decrease is primarily a result of $0.4 million of equity related costs associated with the terminated First Chicago merger transaction that was recognized during the nine months ended September 30, 2009. Also contributing to the decrease was the elimination of $0.5 million of expenses incurred during the nine months ended September 30, 2009 related to an executive of the Company which were not incurred during the same period of 2010 as a result of the departure of the executive in August 2009.

Income tax expense was $3.1 million for the nine months ended September 30, 2010 compared to $2.0 million for the nine months ended September 30, 2009. The expense is based on the estimated effective tax rates for 2010 and 2009, respectively.

Financial Condition as of September 30, 2010 and December 31, 2009

Finance Receivables, Net

Finance receivables, net increased to $95.4 million at September 30, 2010 as compared to $88.6 million at December 31, 2009. The increase in receivables balance continues to be attributed significantly to favorable competitive conditions in a number of Coastal Credit’s markets. Coastal Credit has been able to acquire a somewhat stronger volume of receivables with credit characteristics and purchase terms consistent with its regular standards, as a number of competing lenders continue to restrict credit availability.

Part I Financial Information

A significant number of contracts acquired by Coastal Credit are contracts made with borrowers who are in the United States military. As of September 30, 2010, 46.2% of the Coastal Credit receivables were with borrowers who are in the United States military as compared to 40.7% as of December 31, 2009. Coastal Credit believes that having in the portfolio a significant percentage of contracts for which the borrowers are United States military personnel contributes to lower payment delinquency and greater collection personnel efficiencies. Coastal Credit requests that all borrowers who are in the military use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower. Delinquency of payments on contracts paid by allotment historically has been less than delinquency of payments on contracts not paid by allotment. As a result, the collection effort associated with the military contracts requires less time, allowing Coastal Credit’s collection staff to focus on an increasing number of non-military contracts.

As of September 30, 2010, Coastal Credit’s finance receivables consisted exclusively of contracts acquired by Coastal Credit without credit recourse to the dealer. Although all the contracts in Coastal Credit’s portfolio were acquired without credit recourse, each dealer remains liable to Coastal Credit for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

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

Accrued Interest Payable

Accrued interest payable was approximately $109,000 at September 30, 2010, compared to approximately $107,000 at December 31, 2009.

Liquidity and Capital Resources for the Nine Months Ended September 30, 2010 and 2009

Net cash provided by operating activities was $14.0 million for the nine months ended September 30, 2010 compared to $11.1 million for the nine months ended September 30, 2009. The change in net cash flows is primarily attributable to the increase in interest on receivables as a result of a greater average finance receivable balance during the nine months ended September 30, 2010 as compared to the same period during 2009. Reduced operating expenses during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 partially resulting from the elimination of expenses related to the First Chicago transaction also contributed to this change.

Net cash used in investing activities was $11.9 million for the nine months ended September 30, 2010 compared to $11.8 million for the nine months ended September 30, 2009. This change was primarily the result of an increase in purchases of finance receivables outpacing the increase in collections of finance receivables.

Net cash used in financing activities was $4.6 million for the nine months ended September 30, 2010 compared to $0.1 million for the nine months ended September 30, 2009. This change in activity is primarily a result of the $2.9 million dividend paid and $3.7 million in common stock repurchased during the nine months ended September 30, 2010. No such activity occurred during the same period in 2009.

At September 30, 2010, White River and its subsidiaries had cash and cash equivalents of $4.4 million compared to $5.7 million at September 30, 2009.

Part I Financial Information

Coastal Credit has a revolving credit facility from a lending institution with a maximum borrowing limit at September 30, 2010 of $100.0 million. The maturity date is December 31, 2011. Coastal Credit had $42.0 million and $40.5 million of indebtedness outstanding under this facility as of September 30, 2010 and 2009, respectively. Total availability under the line of credit was $86.6 million based upon the level of eligible collateral with $44.6 million available in excess of the amount utilized at September 30, 2010. The credit facility is secured by substantially all of the assets of Coastal Credit. In addition, White River has provided an unconditional corporate guaranty. Coastal Credit must maintain specified financial ratios within guidelines established by the lender and is in compliance with these ratios. Interest is paid monthly at a variable rate, based on meeting certain financial criteria. At September 30, 2010, the rate was the London Interbank Offered Rate (“LIBOR”) plus 2.60% (which equated to 2.86%). There is an annual commitment fee of 1/8 of 1% on the average daily unused commitment. In the event of a significant pay down or an earlier retirement of the revolver commitment, Coastal Credit would sustain certain prepayment penalties. This facility limits distributions Coastal Credit may make to White River to 50% of Coastal Credit’s net income in addition to permitted payments on subordinated debt.

UAC’s sources of liquidity are limited and consist of cash on hand and cash collections from the liquidating finance receivables. White River, as owner of the substantial majority of UAC's notes and claims outstanding under the Plan of Reorganization, is entitled to distribution of the substantial majority of these cash flows as they are realized by UAC.

White River’s sources of liquidity, as the parent company, are limited and consist of cash on hand, distributions by Coastal Credit (subject to restrictions under Coastal Credit’s credit facility) and, to a substantially lesser extent, payments by UAC on the UAC creditor notes payable owned by White River.

On August 2, 2010, White River announced that its Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to shareholders of record on August 12, 2010. This quarterly dividend totaling $0.9 million was paid August 26, 2010. In addition, White River is authorized to repurchase up to 500,000 shares of its outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. As of September 30, 2010, White River has repurchased 331,950 shares of its outstanding common stock under the program at an average price per share of $13.33.

Part I Financial Information

Asset Quality

Set forth below is certain information concerning the credit loss experiences on the fixed rate retail automobile receivables of White River. There can be no assurance that future net credit loss experience on the receivables will be comparable to that set forth below. See “Discussion of Forward-Looking Statements.”

Finance Receivables – Coastal Credit

Delinquency experience of finance receivables at Coastal Credit, including unearned interest ($ in thousands):

	September 30, 2010		December 31, 2009
	$	%	S	%

Finance receivables - gross balance	$118,898		$110,847

Delinquencies:
30-59 days	$1,025	0.9%	$1,301	1.2%
60-89 days	552	0.5%	1,107	1.0%
90+ days	630	0.5%	1,706	1.5%
Total delinquencies	$2,207	1.9%	$4,114	3.7%

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

Part I Financial Information

Allowance for loan losses of finance receivables ($ in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$8,345	$7,860	$8,085	$7,560
Charge-offs, net of recoveries	(1,523)	(2,099)	(4,840)	(5,799)
Provision for estimated credit losses	1,583	2,249	5,160	6,249

Balance at the end of the period	$8,405	$8,010	$8,405	$8,010

Finance receivables, net of unearned finance charges	$116,944	$110,218	$116,944	$110,218

Allowance for loan losses as a percent of finance receivables, net of unearned finance charges	7.19%	7.27%	7.19%	7.27%

Annualized net charge-offs as a percent of finance receivables, net of unearned finance charges	5.21%	7.62%	5.52%	7.02%

Allowance for loan losses as a percent of annualized net charge-offs	137.97%	95.40%	130.24%	103.60%

The increase in the allowance for loan losses as a percent of annualized net charge-offs from 95.40% to 137.97% for the quarters ended September 30, 2009 and 2010, respectively, and the increase in the ratio from 103.60% to 130.24% for the nine months ended September 30, 2009 and 2010, respectively, was primarily attributable to the historically low levels of net charge-offs, on an annualized basis, experienced within the Coastal Credit finance receivables portfolio for the quarter and nine months ended September 30, 2010, as set forth in the table above.

Recent Market and Legislative Developments

Since 2008, operations of many auto finance companies have been affected by the significant contraction of the personal credit markets and the near elimination of the securitization markets. In addition, there have been auto finance companies which have seen their lines of credit reduced or terminated as a result of the credit crisis. Some companies have been forced to severely curtail loan purchases and originations or shut down operations as a result of a lack of funding. We continue to believe White River is well positioned to continue operations and grow the company responsibly based on the following factors:

•	Coastal Credit is not dependent on the securitization market for financing.

•	At September 30, 2010, there was $44.6 million available, in excess of the amount utilized, from the line of credit, which does not expire until December 2011.

•	White River is very well capitalized with an equity to asset ratio of 68.8% as of September 30, 2010.

Part I Financial Information

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

In addition, on July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes provisions affecting large and small financial industry participants alike, including several provisions that will profoundly affect how certain companies providing consumer financial products and services, such as Coastal Credit, will be regulated in the future.  Among other things, the Dodd-Frank Act establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including non-bank commercial companies in the business of extending credit and servicing consumer loans.  The Dodd-Frank Act contains numerous other provisions affecting financial industry participants of all types, many of which may have an impact on the operating environment of the Company in substantial and unpredictable ways.  Consequently, the Dodd-Frank Act is likely to affect our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas.  The nature and extent of future legislative and regulatory changes affecting financial institutions and non-bank commercial companies, including as a result of the Dodd-Frank Act, is very unpredictable at this time.  The Company’s management continues to actively review the provisions of the Dodd-Frank Act and assess its probable impact on the business, financial condition, and results of operations of the Company.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Company in particular, is uncertain at this time.

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

Changes in Internal Control Over Financial Reporting

During White River’s fiscal quarter ended September 30, 2010, there were no changes in White River’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect White River’s internal control over financial reporting.

Part I I                      Other Information

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding White River’s purchases of shares of its common stock for the quarter ended September 30, 2010 is set forth in Note 11, “Dividends and Share Repurchase Program,” to White River’s condensed consolidated financial statements contained in this quarterly report on Form 10-Q, and is incorporated by reference herein.

ITEM 5. OTHER INFORMATION

On November 2, 2010, White River announced that its Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to shareholders of record on November 12, 2010. This quarterly dividend is scheduled to be paid November 22, 2010.

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

White River Capital, Inc.
(Registrant)

November 12, 2010	By:	/s/ Martin J. Szumski
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