Form 10-K
period 2010-12-31
White River Capital Inc
filed 2011-03-09
CIK 1318545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐ Yes    ☒ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes    ☒ No

The aggregate market value of the registrant’s voting common stock held by non-affiliates, computed by reference to the price at which the common stock was last sold as of June 30, 2010 was $42.1 million.  The registrant does not have any non-voting common equity securities.

As of March 1, 2011, there were 3,713,359 shares outstanding of the issuer’s Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s definitive proxy statement for its 2011 Annual Meeting of Shareholders, which the registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Form 10-K.

- INDEX -

i

ii

PART I

ITEM 1. BUSINESS

Overview

Founded in 2004, White River Capital, Inc. (“White River”) is a financial services holding company headquartered in Rancho Santa Fe, California.  White River’s principal operating subsidiary is Coastal Credit LLC (“Coastal Credit”), based in Virginia Beach, Virginia.  Coastal Credit is a specialized subprime auto finance company engaged in acquiring subprime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks.  Coastal Credit then services the receivables it acquires. Coastal Credit operates in 24 states through 16 offices.

Union Acceptance Company LLC (“UAC”), a now inactive subsidiary of White River, was a specialized auto finance company operating under a bankruptcy plan of reorganization.  UAC’s bankruptcy case was closed in January 2007. On September 1, 2010, UAC voluntarily dissolved by filing a certificate of dissolution with the Indiana Secretary of State. UAC no longer materially contributes to the assets, liabilities, or results of operations of White River on a consolidated basis.

White River’s net interest margin after provision for estimated losses was $25.0 million for the year ended December 31, 2010.  Net income for this same period was $7.1 million.  At December 31, 2010, total assets were $141.6 million.

COASTAL CREDIT LLC

General

Coastal Credit is a subprime finance company engaged in acquiring sub-prime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks.  Coastal Credit then services the receivables it acquires. Coastal Credit commenced operations in Virginia in 1987. It conducts business in 24 states – Alaska, California, Colorado, Delaware, Florida, Georgia, Hawaii, Kansas, Kentucky, Louisiana, Maryland, Mississippi, Missouri, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah, Virginia and Washington – through its 16 branch locations.

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

A significant number of contracts acquired by Coastal Credit are contracts made with borrowers who are in the United States military. During 2010, 51.6% of new originations were made with these borrowers. Coastal Credit believes that having in its portfolio a significant percentage of contracts for which the borrowers are United States military personnel contributes to lower payment delinquency and higher collection personnel efficiencies. Coastal Credit requests all borrowers who are in the military to use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower. Delinquency of payments on contracts paid by allotment historically has been less than delinquency of payments on contracts not paid by allotment. As a result, the collection effort associated with the military contracts requires less time, allowing Coastal Credit’s collection staff to focus on an increased number of civilian sector contracts.

Coastal Credit’s executive offices are located at 3852 Virginia Beach Boulevard, Virginia Beach, Virginia 23452.

Acquisition of Automobile Finance Contracts

Coastal Credit currently conducts its automobile finance programs in 24 states through a total of 16 branches, with two branches in each of Florida and Georgia and one branch in each of Colorado, Delaware, Louisiana, Mississippi, Nevada, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah and Virginia. Each branch acquires, processes, and services contracts in its geographic area.  Coastal Credit regularly evaluates potential expansion into other markets.

Coastal Credit’s branch managers develop and maintain relationships with automobile dealers in the branches’ geographic areas. Coastal Credit enters into non-exclusive dealer agreements with these dealers for the acquisition of individual contracts. The dealer agreement provides Coastal Credit with recourse to the dealer in cases of dealer fraud or breach of the dealer’s representations and warranties. As of December 31, 2010, Coastal Credit had non-exclusive agreements with approximately 4,500 dealers, of which approximately 602 are active. Coastal Credit considers a dealer agreement to be active if Coastal Credit has acquired a contract under the dealer agreement in the last nine months. After Coastal Credit acquires a contract from a dealer, the dealer is no longer involved in the relationship between Coastal Credit and the borrower, other than through the existence of limited representations and warranties of the dealer.

Borrowers under the contracts typically make down payments, in the form of cash or trade-in, ranging from 5% to 20% of the sale price of the vehicle financed. The balance of the purchase price of the vehicle plus taxes, title fees and, if applicable, premiums for “add-on” products (described below), are generally financed over a period of 36 to 54 months.

Coastal Credit acquires each contract from the automobile dealer at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The amount of the discount depends upon factors such as the creditworthiness of the borrower and the age and value of the automobile. Coastal Credit will pay more for contracts as the credit risk of the borrower improves. Coastal Credit typically acquires contracts at purchase prices that range from 80% to 90% of the original principal amount of the contract. In addition, Coastal Credit typically charges dealers a processing fee ranging from $50 to $295 per contract acquired. See “Pricing of Contracts” below.

As of December 31, 2010, Coastal Credit’s contract portfolio consisted exclusively of contracts acquired by Coastal Credit without credit recourse to the dealer. Although all the contracts in Coastal Credit’s contract portfolio were acquired without credit recourse, each dealer remains liable to Coastal Credit for liabilities arising from any breach of certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

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

Geographic Concentration

Coastal Credit operates its business and acquires its contracts in various regions as follows:

     Region #1 – Georgia, North Carolina, Tennessee and Virginia.
     Region #2 – Delaware, Kentucky, Maryland, Ohio and Pennsylvania.
     Region #3 – Florida, Kansas, Louisiana, Mississippi, Missouri, Nevada, Oklahoma and Texas.
     Region #4 – Alaska, California, Colorado, Hawaii, New Mexico, Utah and Washington.

The following table represents Coastal Credit regional contracts acquired ($ in thousands) during the years ended:

	December 31, 2010				December 31, 2009
	Units	%	$	%	Units	%	$	%
Region #1	2,450	40.5%	$31,884	46.0%	2,516	43.4%	$29,598	48.6%
Region #2	1,162	19.2%	11,115	16.0%	1,299	22.4%	11,215	18.4%
Region #3	1,377	22.8%	14,616	21.1%	1,130	19.5%	10,858	17.8%
Region #4	1,060	17.5%	11,738	16.9%	851	14.7%	9,195	15.1%
	6,049	100.0%	$69,353	100.0%	5,796	100.0%	$60,866	100.0%

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

Regulation

Coastal Credit’s financing and collection operations are subject to regulation, supervision and licensing under various federal, state and local statutes and ordinances. Additionally, the procedures that Coastal Credit must follow in connection with the repossession of vehicles securing contracts are regulated by each of the states in which Coastal Credit does business. In addition to applicable federal law, the laws of the following states where Coastal Credit currently has branches govern Coastal Credit’s operations: Colorado, Delaware, Florida, Georgia, Louisiana, Mississippi, Nevada, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah and Virginia.

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

•	State licensing requirements. Coastal Credit maintains the following licenses:

State	License
Delaware	Motor Vehicle Sales Finance License
Florida	Sales Finance Company License
Louisiana	Sales Finance Company License
Maryland	Sales Finance License
Mississippi	Motor Vehicle Sales Finance License
Missouri	Motor Vehicle Time Sales License
New Mexico	Motor Vehicle Sales Finance Company License
Oklahoma	Supervised Lender License
Pennsylvania	Sales Finance Company License
Texas	Motor Vehicle Sales Finance License

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

•
Bureau of Consumer Financial Protection. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which significantly changes the regulation of financial institutions and the financial services industry.  Among other provisions, the Dodd-Frank Act established the Bureau of Consumer Financial Protection (the “BCFP”) within the Federal Reserve, which will regulate consumer financial products and services.  On July 21, 2011, many consumer financial protection functions currently assigned to the federal banking and other designated agencies will shift to the BCFP.  The BCFP will have broad rulemaking authority over providers of credit, savings and payment services and products.  The BCFP will be directed to prevent “unfair, deceptive or abusive practices” and ensure that all consumers have access to markets for consumer financial products and services, and that such markets are fair, transparent and competitive.  The BCFP will have rulemaking and interpretive authority under existing and future consumer financial services laws.  State officials will be authorized to enforce consumer protection rules issued by the BCFP.  The BCFP is likely to affect how Coastal Credit will be regulated in the future.

•	Bankruptcy. Federal bankruptcy and related state laws may interfere with or affect Coastal Credit’s ability to recover collateral or enforce a deficiency judgment.

Employees

Coastal Credit’s executive management and various support functions are centralized at its corporate headquarters in Virginia Beach, Virginia. As of December 31, 2010, Coastal Credit employed approximately 124 persons.

UNION ACCEPTANCE COMPANY LLC

Historical Business of UAC

UAC was a specialized finance company that, prior to the Bankruptcy Case, as defined below, was engaged in the business of acquiring and servicing automobile retail installment sales contracts and installment loan agreements.

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

Generally, UAC was obligated to continue to collect cash as it became available from prescribed assets of the bankruptcy estate and to distribute such cash to the creditors of the bankruptcy estate who made claims in the Bankruptcy Case and whose claims were allowed by the bankruptcy court. White River purchased substantially all of the allowed claims from UAC’s bankruptcy creditors in 2005 and now holds all unsecured claims, 89.1% of Subordinated Notes and 94.7% of the Accrual Notes.  Accordingly, the large majority of distributions from the bankruptcy estate assets inured to White River.

In connection with UAC’s Plan of Reorganization and distributions and as a result of White River’s acquisition of UAC’s general unsecured claims and Subordinated Notes, UAC’s creditor notes payable (in thousands) are as follows at:

	December 31, 2010			December 31, 2009
	Carrying Value	Contractual Remaining Debt Not Owned by White River	Total Contractual Remaining Debt	Carrying Value	Contractual Remaining Debt Not Owned by White River	Total Contractual Remaining Debt
Restructured debt:
Class 2A general unsecured claims	$-	$-	$10	$-	$-	$10
Restructured subordinated notes	-	1,541	14,176	7	1,541	14,176
Senior accrual notes	-	-	4,106	-	-	4,106
Subordinated accrual notes	-	431	3,964	-	431	3,964

Total creditor notes payable	$-	$1,972	$22,256	$7	$1,972	$22,256

UAC’s Dissolution

On September 1, 2010, UAC voluntarily dissolved by filing a certificate of dissolution with the Indiana Secretary of State, and will continue to only carry on business appropriate to wind up and liquidate its business and affairs in accordance with Indiana law. UAC no longer materially contributes to the assets, liabilities, or results of operations of White River on a consolidated basis.  UAC did not have finance receivables at December 31, 2010.

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

Coastal Credit leases its corporate headquarters and branch office facilities. Its headquarters, located at 3852 Virginia Beach Boulevard, in Virginia Beach, Virginia, consists of approximately 9,340 square feet of office space. The current lease relating to this space expires in September 2012.

Coastal Credit’s 16 branch offices located in Colorado, Delaware, Florida, Georgia, Louisiana, Mississippi, Nevada, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah and Virginia range in size from approximately 885 square feet to 6,700 square feet, with a typical size of 1,600 to 2,000 square feet. These offices are located in office parks, shopping centers or strip malls and are occupied pursuant to leases with an initial term of from one to five years. Coastal Credit believes that these facilities and additional or alternate space available to it are adequate to meet its needs for the foreseeable future.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

White River’s common stock trades on the NYSE Amex under the symbol RVR. As of March 1, 2011, there were 3,713,359 shares of common stock outstanding and approximately 71 shareholders of record (assuming all remaining unexchanged certificates for shares of UAC common stock are exchanged for certificates representing White River shares). White River’s common stock was held by approximately 854 beneficial owners as of such date.

The following table sets forth the range of the high, low and closing sale prices for White River’s common stock as reported on the NYSE Amex and the quarterly cash dividends per share declared, in each case for the periods indicated:

	High	Low	Close	Dividends

Fiscal year ended December 31, 2009
First Quarter	$7.75	$5.20	$6.00	$-
Second Quarter	9.59	6.00	9.30	-
Third Quarter	13.63	9.00	10.50	-
Fourth Quarter	16.06	10.05	11.24	0.25

Fiscal year ended December 31, 2010
First Quarter	$14.27	$10.99	$13.70	$0.25
Second Quarter	15.88	12.40	13.64	0.25
Third Quarter	18.28	13.36	16.49	0.25
Fourth Quarter	22.80	15.75	16.32	4.25

Dividends

The following table summarizes the dividends declared during 2009 and 2010 by White River’s Board of Directors:

Date Dividend Declared	Record Date	Payment Date	Dividend Type	Cash Dividend Per Share	Total Divided Paid (in thousands)

November 11, 2009	November 20, 2009	December 4, 2009	Quarterly Cash	$0.25	$ 1,016.1
February 22, 2010	March 3, 2010	March 12, 2010	Quarterly Cash	$0.25	$ 995.6
May 6, 2010	May 17, 2010	May 28, 2010	Quarterly Cash	$0.25	$ 980.7
August 2, 2010	August 12, 2010	August 26, 2010	Quarterly Cash	$0.25	$ 938.7
November 2, 2010	November 12, 2010	November 22, 2010	Quarterly Cash	$0.25	$ 938.7
November 30, 2010	December 9, 2010	December 21, 2010	Special Cash	$4.00	$14,867.0

On February 16, 2011, White River announced that its Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to shareholders of record on February 25, 2011.  This quarterly dividend was paid on March 2, 2011.

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

Purchase of Equity Securities by White River and Affiliated Purchasers

On November 11, 2009, the Board of Directors reauthorized White River’s previously announced share repurchase program. White River is authorized to repurchase up to 500,000 shares of its outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions.  As of December 31, 2010, White River has repurchased 381,950 shares of its outstanding common stock under the program for $5.5 million. Information on the shares repurchased during 2010 under the program is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Program

January 1, 2010 - March 31, 2010	96,400	$12.80	96,400	336,600
April 1, 2010 - June 30, 2010	150,350	$14.60	150,350	186,250
July 1, 2010 - September 30, 2010	18,200	$14.03	18,200	168,050
October 1, 2010 - December 31, 2010	50,000	$21.10	50,000	118,050
	314,950	$15.04	314,950

Information on the shares repurchased under the program during the fourth quarter of 2010 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Program

October 1, 2010 - October 31, 2010	-	$-	-	168,050
November 1, 2010 - November 30, 2010	-	$-	-	168,050
December 1, 2010 - December 31, 2010	50,000	$21.10	50,000	118,050
	50,000	$21.10	50,000

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This section is intended to provide an understanding of the financial performance of White River through a discussion of the factors affecting White River’s financial condition at December 31, 2010 and 2009, and White River’s consolidated results of operations for the years ended December 31, 2010 and 2009. This section should be read in conjunction with White River’s consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this document. In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. See “Discussion of Forward-Looking Statements.”

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, their respective tax basis and net operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The ultimate realization of the deferred tax asset depends on White River’s ability to generate sufficient taxable income in the future and its ability to avoid an ownership change for tax purposes. The valuation allowance has been derived pursuant to the provisions of ASC Topic No. 740, Income Taxes, and reduces the total deferred tax asset to an amount that will “more likely than not” be realized (see Note 10 to the consolidated financial statements). As of December 31, 2010, there was no liability recorded for unrecognized tax benefits.

New Accounting Pronouncements

In May 2009, the FASB issued ASC Topic No. 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 provides clarity around the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim and annual financial reporting periods ending after June 15, 2009 and has been applied prospectively. White River has performed an evaluation of subsequent events through the date these consolidated financial statements are filed.

In June 2009, the FASB issued ASC Topic No. 810, Consolidation (“ASC 810”). ASC 810 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity (“VIE”).  In addition, ASC 810 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE, which was previously only required upon the occurrence of specified events, and requires additional disclosures concerning an enterprise’s continuing involvement with variable interest entities.  ASC 810 is effective for annual periods beginning after November 15, 2009, which is January 1, 2010 for White River, and interim periods within that annual reporting period. Adoption did not have an impact on White River’s consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in an active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective with fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

In July 2010 new authoritative accounting guidance under ASC Topic No. 310, Receivables (“ASC 310”), amended prior guidance to provide a greater level of disaggregated information about the credit quality of loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”).  The new authoritative guidance also requires additional disclosures related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  The new authoritative guidance amends only the disclosure requirements for loans and leases and the allowance.  White River adopted the period end disclosures provisions of the new authoritative guidance under ASC 310 in the reporting period ending December 31, 2010.  Adoption of the new guidance did not have an impact on the consolidated financial statements.  In January, 2011, the disclosures regarding Troubled Debt Restructuring activity was temporarily deferred and will be effective for reporting periods after January 1, 2011, and will have no impact on the White River consolidated financial statements.

Results of Operations

The Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Net income was $7.1 million, or $1.84 per diluted share, for the year ended December 31, 2010, compared to $4.9 million, or $1.20 per diluted share, for the year ended December 31, 2009. The increase in net income from the prior year is primarily due to a decrease of $1.9 million and $1.4 million in provision for loan losses and other operating expense, respectively, during 2010. This decrease in expenses was partially offset by an increase in income tax expense of $1.7 million.

Discussion of Results

The following table presents consolidating financial information for White River for the periods indicated (in thousands):

For The Year Ended December 31, 2010	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$7	$32,808	$10	$32,825

Interest expense	(174)	(1,318)	-	(1,492)

Net interest margin	(167)	31,490	10	31,333

Recovery (provision) for loan losses	72	(6,426)	-	(6,354)

Net interest margin (deficit) after recovery (provision) for loan losses	(95)	25,064	10	24,979

Total other expenses	(61)	(11,654)	(1,850)	(13,565)

Income (loss) before income taxes	$(156)	$13,410	$(1,840)	$11,414

For The Year Ended December 31, 2009	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$414	$30,904	$34	$31,352

Interest expense	(174)	(1,332)	-	(1,506)

Net interest margin	240	29,572	34	29,846

Recovery (provision) for loan losses	279	(8,571)	-	(8,292)

Net interest margin after recovery (provision) for loan losses	519	21,001	34	21,554

Total other expenses	(1,372)	(11,332)	(1,300)	(14,004)

Income (loss) before income taxes	$(853)	$9,669	$(1,266)	$7,550

The Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009 - Consolidated

Interest on receivables was $32.8 million compared to $31.0 million for the years ended December 31, 2010 and 2009, respectively. Coastal Credit interest on receivables increased $1.9 million. This increase is a result of an increase in the Coastal Credit average finance receivable balance to $100.9 million during the year ended December 31, 2010 as compared to $95.5 million during the year ended December 31, 2009.  Interest on receivables from UAC declined $0.1 million due to a decline in the average receivable balance to approximately $14,000 during the year ended December 31, 2010 from approximately $380,000 during the year ended December 31, 2009 as a result of the liquidation of finance receivables. The UAC finance receivable portfolio has been fully liquidated as of December 31, 2010. UAC will no longer generate interest income from finance receivables.

Accretion and other interest decreased 95.8% to approximately $15,000 compared to approximately $361,000 for the years ended December 31, 2010 and 2009, respectively. This decrease is a result of a decrease in accretion from accumulated other comprehensive income. Accumulated other comprehensive income was fully accreted into income in 2010. The individual components of accretion and other interest income are shown in the following table (in thousands):

	Years Ended December 31,
	2010	2009

UAC discount accretion from accumulated other comprehensive income	$5	$326
Interest on cash balances	10	35

Accretion and other interest income	$15	$361

Interest expense was unchanged at $1.5 million for the years ended December 31, 2010 and 2009. Coastal Credit interest expense was $1.3 million for the years ended December 31, 2010 and 2009. The average line of credit was $42.2 million and $41.1 million for the years ended December 31, 2010 and 2009, respectively. UAC interest expense was relatively unchanged at $0.2 million.

Provision for loan losses was $6.4 million compared to $8.3 million for the years ended December 31, 2010 and 2009, respectively. Provision for loan losses is charged to income to bring Coastal Credit’s allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. UAC recorded a recovery of $0.1 million compared to $0.3 million for the years ended December 31, 2010 and 2009, respectively. This change in the recovery is a result of declining defaulted receivables during 2010 and 2009.

Salaries and benefits increased to $9.0 million for the year ended December 31, 2010 compared to $8.0 million for the year ended December 31, 2009. This increase was primarily a result of performance based awards in addition to an increase in stock based compensation as a result of awards during 2010.

Other operating expenses decreased to $4.6 million for the year ended December 31, 2010 compared to $6.0 million for the year ended December 31, 2009. Coastal Credit operating expenses remained relatively unchanged between these periods. Corporate and Other operating expenses decreased $1.1 million between these periods. This decrease was primarily the result of the severance payment related to the departure of an executive officer of White River on August 31, 2009 and the expense of approximately $342,000 of equity related costs associated with the terminated merger transaction with First Chicago Bancorp, which expenses occurred during 2009 but not in 2010. The equity related costs had been recognized as prepaid expenses prior to being expensed.

Income tax expense was $4.3 million for the year ended December 31, 2010 compared to $2.7 million for the year ended December 31, 2009. The expense is based on the estimated effective tax rates for 2010 and 2009, respectively.

Financial Condition as of December 31, 2010 and 2009

Finance Receivables, Net

Finance receivables, net increased to $96.7 million at December 31, 2010 as compared to $88.6 million at December 31, 2009. The finance receivables, net reflect the balances at Coastal Credit. The UAC finance receivable portfolio was fully liquidated during 2010 and was approximately $61,000 at December 31, 2009.

A significant number of contracts acquired by Coastal Credit are contracts made with borrowers who are in the United States military. As of December 31, 2010, 47.7% of the Coastal Credit receivables were with borrowers who are in the United States military as compared to 40.7% as of December 31, 2009. Coastal Credit believes that having in the portfolio a significant percentage of contracts for which the borrowers are United States military personnel contributes to lower payment delinquency and greater collection personnel efficiencies. Coastal Credit requests that all borrowers who are in the military use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower. Delinquency of payments on contracts paid by allotment historically has been less than delinquency of payments on contracts not paid by allotment. As a result, the collection effort associated with the military contracts requires substantially less time, allowing Coastal Credit’s collection staff to focus on non-military contracts.

Accrued Interest Payable

Accrued interest payable was $0.1 million at December 31, 2010 and 2009.

Creditor Notes Payable

Creditor notes payable was approximately $7,000 at December 31, 2009. At December 31, 2010, UAC’s creditor notes payable had no carrying value.  UAC will use its remaining cash to complete the wind down of it business and any cash remaining will be paid to the holders of UAC’s third party creditor notes payable.

Liquidity and Capital Resources for the Years Ended December 31, 2010 and 2009

Net cash provided by operating activities was $18.5 million for the year ended December 31, 2010 compared to $15.5 million for the year ended December 31, 2009. The change in net cash flows provided by operating activities is primarily a result of the increase in interest on receivables from Coastal Credit.  The reduction of other operating expenses from Corporate and Other related to the severance payment paid in connection with the departure of an executive officer of White River on August 31, 2009 and the expense of approximately $342,000 of equity related costs associated with the terminated merger transaction with First Chicago Bancorp , which expenses occurred during 2009 but not in 2010 also contributed to this change.

Net cash used in investing activities was $14.5 million for the year ended December 31, 2010 compared to $12.8 million for the year ended December 31, 2009. This change was primarily the result of the increase in finance receivables acquired by Coastal Credit during 2010 compared to 2009.

Net cash used in financing activities was $7.5 million for the year ended December 31, 2010 compared to $2.3 million for the year ended December 31, 2009. Net cash flows used in financing activities for the year ended December 31, 2010 primarily resulted from the $4.8 million repurchase of White River common stock and $18.7 million of cash dividends paid.  This activity was partially offset by a net increase in the average balance outstanding under the line of credit of $16.0 million. Net cash flows used in financing activities for the year ended December 31, 2009 primarily resulted from the $0.7 million repurchase of White River common stock and $1.0 million of cash dividends paid.

At December 31, 2010, White River and its subsidiaries had cash and cash equivalents of $3.3 million compared to $6.8 million at December 31, 2009.

Coastal Credit has a revolving credit facility from a lending institution with a maximum borrowing limit at December 31, 2010 of $100 million. The maturity date on the line of credit is December 31, 2011 and the interest rate is the one month London Interbank Offered Rate (“LIBOR”) plus 2.60%.  As of December 31, 2010, Coastal Credit had $56.0 million of indebtedness outstanding under this facility as compared to $40.0 million as of December 31, 2009. Total availability under the line of credit at December 31, 2010 was $87.6 million based upon the level of eligible collateral, with $31.6 million available in excess of the amount utilized at December 31, 2010. The credit facility is secured by substantially all of the assets of Coastal Credit. In addition, White River has provided an unconditional corporate guaranty. Coastal Credit must maintain specified financial ratios within guidelines established by the lender. Interest is paid monthly at a variable rate, based on meeting certain financial criteria. The average rate during the month of December, 2010 and 2009 was LIBOR plus 2.60% which equated to 2.86% and 2.84%, respectively. There is an annual commitment fee of 1/8 of 1% on the average daily unused commitment. In the event of a significant pay down or an earlier retirement of the revolver commitment, Coastal Credit would sustain certain prepayment penalties. This facility limits distributions Coastal Credit may make to White River to 50% of Coastal Credit’s net income.

UAC’s sources of liquidity is limited and consist of cash on hand and funds from consolidated operations. UAC will use its remaining cash to complete the wind down of its business pursuant to its plan of dissolution.

White River’s sources of liquidity, as the parent company, are limited and consist of cash on hand and distributions by Coastal Credit (subject to restrictions under Coastal Credit’s credit facility).

On November 11, 2009, the Board of Directors reauthorized White River’s previously announced share repurchase program. White River is authorized to repurchase up to 500,000 shares of its outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions.  As of December 31, 2010, White River has repurchased 381,950 shares of its outstanding common stock under the program for $5.5 million.

The following table summarizes the dividends declared during 2009 and 2010 by White River’s Board of Directors:

Date Dividend Declared	Record Date	Payment Date	Dividend Type	Cash Dividend Per Share	Total Divided Paid (in thousands)

November 11, 2009	Novmeber 20, 2009	December 4, 2009	Quarterly Cash	$ 0.25	$ 1,016.1
February 22, 2010	March 3, 2010	March 12, 2010	Quarterly Cash	$ 0.25	$ 995.6
May 6, 2010	May 17, 2010	May 28, 2010	Quarterly Cash	$ 0.25	$ 980.7
August 2, 2010	August 12, 2010	August 26, 2010	Quarterly Cash	$ 0.25	$ 938.7
November 2, 2010	November 12, 2010	November 22, 2010	Quarterly Cash	$ 0.25	$ 938.7
November 30, 2010	December 9, 2010	December 21, 2010	Special Cash	$ 4.00	$14,867.0

On February 16, 2011, White River announced that its Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to shareholders of record on February 25, 2011.  This quarterly dividend was paid on March 2, 2011.

Asset Quality

Set forth below is certain information concerning the credit loss experiences on the fixed rate retail automobile receivables of White River. There can be no assurance that future net credit loss experience on the receivables will be comparable to that set forth below. See “Discussion of Forward-Looking Statements.”

Finance Receivables – Coastal Credit

Delinquency experience of finance receivables at Coastal Credit, including unearned interest ($ in thousands):

	December 31,
	2010		2009
	$	%	$	%

Finance receivables - gross balance	$119,789		$110,847

Delinquencies:
30-59 days	$1,209	1.0%	$1,301	1.2%
60-89 days	538	0.4%	1,107	1.0%
90+ days	354	0.3%	1,706	1.5%
Total delinquencies	$2,101	1.8%	$4,114	3.7%

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

Allowance for loan losses of finance receivables ($ in thousands):

	Years Ended December 31,
	2010	2009
Balance at beginning of period	$8,085	$7,560
Charge-offs	(8,488)	(9,996)
Recoveries	2,130	1,950
Provision for loan losses	6,426	8,571

Balance at the end of the period	$8,153	$8,085

Finance receivables, net of unearned finance charges	$117,837	$108,676

Allowance for loan losses as a percent of finance receivables, net of unearned finance charges	6.92%	7.44%

Net charge-offs as a percent of finance receivables, net of unearned finance charges	5.40%	7.40%

Allowance for loan losses as a percent of net charge-offs	128.23%	100.48%

Recent Market Developments

As the financial and credit markets continue to recover from the 2007-2009 recession and attendant financial crisis, some auto finance companies have experienced improved funding opportunities and increased originations, while others continue to experience limited sources of liquidity.  We believe White River is well positioned to continue operations and grow the company responsibly based on the following factors:

•	Coastal Credit is not dependent on the securitization market for financing.

•	At December 31, 2010, there was $31.6 million available, in excess of the amount utilized, from the line of credit, which does not expire until December 2011.

•	White River is well capitalized with an equity to asset ratio of 58.6% as of December 31, 2010.

While there is never any guarantee White River will not be faced with the constrained financing scenarios seen by other auto finance companies during and since the recession, we believe White River is well positioned in this uncertain economic environment, and we expect to be able to fund normal business operations and meet our general liquidity needs for the next 12 months through access to the line of credit, cash flows from operations, and our other funding sources.

In addition, on July 21, 2010, President Obama signed into law the Dodd-Frank Act, which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial industry participants alike, including several provisions that will profoundly affect how certain companies providing consumer financial products and services, such as Coastal Credit, will be regulated in the future. Among other things, the Dodd-Frank Act establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including non-bank commercial companies in the business of extending credit and servicing consumer loans. The Dodd-Frank Act contains numerous other provisions affecting financial industry participants of all types, many of which may have an impact on the operating environment of the Company in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is likely to affect our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The nature and extent of future legislative and regulatory changes affecting financial institutions and non-bank commercial companies, including as a result of the Dodd-Frank Act, is very unpredictable at this time. The Company’s management continues to actively review the provisions of the Dodd-Frank Act and assess its probable impact on the business, financial condition, and results of operations of the Company. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Company in particular, is uncertain at this time.

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
•
changes in laws or regulations, including the impact of current, pending and future legislation and regulations, including the impact of recently enacted federal economic and financial markets recovery legislation and comprehensive financial system regulatory reform legislation;

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

We have audited the accompanying consolidated balance sheets of White River Capital, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of White River Capital, Inc. and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen LLP

Raleigh, North Carolina
March 9, 2011

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2010	December 31, 2009
ASSETS

Cash and cash equivalents	$3,287	$6,797
Finance receivables—net	96,723	88,612
Deferred tax assets—net	40,914	44,711
Other assets	684	836

TOTAL	$141,608	$140,956

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Line of credit	$56,000	$40,000
Accrued interest	130	107
Creditor notes payable	-	7
Other payables and accrued expenses	2,449	1,726

Total liabilities	58,579	41,840

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, without par value, authorized 3,000,000 shares; none issued and outstanding	-	-
Common Stock, without par value, authorized 20,000,000 shares; 3,706,759 and 3,997,506 issued and outstanding at December 31, 2010 and 2009, respectively	177,403	181,845
Accumulated other comprehensive income, net of taxes	-	3
Accumulated deficit	(94,374)	(82,732)

Total shareholders’ equity	83,029	99,116

TOTAL	$141,608	$140,956

See notes to consolidated financial statements.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2010	2009
INTEREST:
Interest on receivables	$32,810	$30,991
Accretion and other interest	15	361

Total interest income	32,825	31,352

Interest expense	(1,492)	(1,506)

Net interest margin	31,333	29,846

Provision for loan losses	(6,354)	(8,292)

Net interest margin after provision for loan losses	24,979	21,554

OTHER REVENUES (EXPENSES):
Salaries and benefits	(8,997)	(8,025)
Other operating expenses	(4,607)	(6,027)
Change in fair market valuation of creditor notes payable	179	139
Gain from deficiency account sale	37	171
Other expense	(177)	(262)

Total other expenses	(13,565)	(14,004)

INCOME BEFORE INCOME TAXES	11,414	7,550

INCOME TAX EXPENSE	(4,335)	(2,680)

NET INCOME	$7,079	$4,870

NET INCOME PER COMMON SHARE (BASIC)	$1.84	$1.20

NET INCOME PER COMMON SHARE (DILUTED)	$1.84	$1.20

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,838,894	4,056,088

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,839,218	4,057,972

See notes to consolidated financial statements.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010 AND 2009
(Dollars in thousands)

	Number of Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity

BALANCE—January 1, 2009	4,022,853	182,462	210	(86,586)	96,086

Comprehensive income:
Net income				4,870	4,870
Net unrealized loss on beneficial interest in Master Trust			(326)		(326)
Tax effect of other comprehensive income			119		119

Total comprehensive income					4,663

Common stock cash dividends				(1,016)	(1,016)
Common stock repurchased	(67,000)	(746)			(746)
Stock-based compensation expense	41,653	129			129

BALANCE—December 31, 2009	3,997,506	181,845	3	(82,732)	99,116

Comprehensive income:
Net income				7,079	7,079
Net unrealized loss on beneficial interest in Master Trust			(4)		(4)
Tax effect of other comprehensive income			1		1

Total comprehensive income					7,076

Common stock cash dividends				(18,721)	(18,721)
Common stock repurchased	(314,950)	(4,750)			(4,750)
Stock-based compensation expense	24,203	308			308

BALANCE—December 31, 2010	3,706,759	$177,403	$-	$(94,374)	$83,029

See notes to consolidated financial statements.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,079	$4,870
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of other comprehensive income	(5)	(326)
Accretion of securitization discount	(1)	(44)
Provision for loan losses	6,354	8,292
Amortization and depreciation	379	438
Amortization of discount and interest accrued on creditor notes payable	172	94
Gain from disposition of equipment	7	5
Deferred income taxes	3,800	2,354
Change in fair value of creditor notes payable	(179)	(139)
Stock based compensation expense	308	129
Changes in assets and liabilities:
Accrued interest receivable and other assets	(156)	104
Other payables and accrued expenses	745	(279)
Net cash provided by operating activities	18,503	15,498

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of finance receivables	(67,178)	(58,496)
Collections on finance receivables	52,581	44,500
Principal collections and recoveries on receivables held for investment	133	1,314
Capital expenditures	(78)	(84)
Net cash used in investing activities	(14,542)	(12,766)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock repurchased	(4,750)	(746)
Common stock cash dividend	(18,721)	(1,016)
Principal payments on creditor notes payable	-	(76)
Net borrowing (repayment) on line of credit	16,000	(500)
Net cash used in financing activities	(7,471)	(2,338)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,510)	394
CASH AND CASH EQUIVALENTS—Beginning of year	6,797	6,403
CASH AND CASH EQUIVALENTS—End of period	$3,287	$6,797

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax paid	$394	$298
Interest paid	$1,297	$1,468

See notes to consolidated financial statements.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

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

In connection with UAC’s Plan of Reorganization and distributions and as a result of White River’s purchase of the majority of UAC’s general unsecured claims and subordinated notes, UAC’s creditor notes payable principal amounts (in thousands) are as follows at:

	December 31, 2010			December 31, 2009
	Carrying Value	Contractual Remaining Debt Not Owned by White River	Total Contractual Remaining Debt	Carrying Value	Contractual Remaining Debt Not Owned by White River	Total Contractual Remaining Debt
Restructured debt:
Class 2A general unsecured claims	$-	$-	$10	$-	$-	$10
Restructured subordinated notes	-	1,541	14,176	7	1,541	14,176
Senior accrual notes	-	-	4,106	-	-	4,106
Subordinated accrual notes	-	431	3,964	-	431	3,964

Total creditor notes payable	$-	$1,972	$22,256	$7	$1,972	$22,256

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

Acquisition of Coastal Credit, LLC

White River acquired 100% of the interests in Coastal Credit on August 31, 2005. Coastal Credit is a specialized subprime auto finance company engaged primarily in (1) acquiring retail installment sales contracts from both franchised and independent automobile dealers which have entered into contracts with purchasers of used and, to a much lesser extent, new cars and light trucks, and (2) servicing the contract portfolio. Coastal Credit commenced operations in Virginia in 1987 and was restructured as a limited liability company under the laws of the Commonwealth of Virginia in 1997. It conducts business in 24 states – Alaska, California, Colorado, Delaware, Florida, Georgia, Hawaii, Kansas, Kentucky, Louisiana, Maryland, Mississippi, Missouri, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah, Virginia and Washington – through its 16 branch locations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of White River and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the general practices of those in the consumer finance industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the valuation of deferred tax assets and the allowance for loan losses.

New Accounting Pronouncements— In May 2009, the FASB issued ASC Topic No. 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 provides clarity around the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim and annual financial reporting periods ending after June 15, 2009 and has been applied prospectively. White River has performed an evaluation of subsequent events through the date these consolidated financial statements are filed.

In June 2009, the FASB issued ASC Topic No. 810, Consolidation (“ASC 810”). ASC 810 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity (“VIE”).  In addition, ASC 810 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE, which was previously only required upon the occurrence of specified events, and requires additional disclosures concerning an enterprise’s continuing involvement with variable interest entities.  ASC 810 is effective for annual periods beginning after November 15, 2009, which is January 1, 2010 for White River, and interim periods within that annual reporting period. Adoption did not have an impact on White River’s consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in an active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective with fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our consolidated financial statements.

In July 2010 new authoritative accounting guidance under ASC Topic No. 310, Receivables (“ASC 310”), amended prior guidance to provide a greater level of disaggregated information about the credit quality of loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”).  The new authoritative guidance also requires additional disclosures related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  The new authoritative guidance amends only the disclosure requirements for loans and leases and the allowance.  White River adopted the period end disclosures provisions of the new authoritative guidance under ASC 310 in the reporting period ending December 31, 2010.  Adoption of the new guidance did not have an impact on the consolidated financial statements.  In January, 2011, the disclosures regarding Troubled Debt Restructuring activity was temporarily deferred and will be effective for reporting periods after January 1, 2011, and will have no impact on the White River consolidated financial statements.

Cash and Cash Equivalents—White River considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Finance Receivables—net—Finance receivables are recorded at cost, net of unearned finance charges, discounts and an allowance for credit losses. Coastal Credit purchases finance contracts from auto dealers without recourse, and accordingly, the dealer usually has no liability to Coastal Credit if the consumer defaults on the contract. This is the sole class of finance receivables and there is no off-balance sheet credit exposure related to these receivables.

Allowance for Loan Losses – Finance Receivables—Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at a level considered adequate to cover credit losses inherent in finance receivables.

The allowance for loan losses is established systematically by management based on the determination of the amount of credit losses inherent in the finance receivables as of the reporting date. All finance receivables of the Company are collectively evaluated for impairment.  The Company reviews charge off experience factors, delinquency reports, historical collection rates and other information in order to make the necessary judgments as to credit losses inherent in the portfolio as of the reporting date. The Company measures its credit exposure by determining credit risk profiles based on payment activity and contractual delinquency.  In addition to contractually delinquent accounts, the Company also evaluates historical loss performance of other accounts in their final stages of collection, in the aggregate, in determining the allowance for loan losses.  At December 31, 2010, these accounts amounted to $0.9 million.  Assumptions regarding probable credit losses are reviewed quarterly and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumptions increase, there could be an increase in the amount of allowance for loan losses required, which could decrease the net carrying value of finance receivables and increase the provision for loan losses recorded on the consolidated statements of operations. The Company believes that the existing allowance for loan losses is sufficient to absorb probable finance receivable losses.

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

Income Recognition – Finance Receivables–Interest on receivables is recognized for financial reporting purposes using the interest method. Initial fees earned on add-on products such as collateral protection insurance, credit life insurance, road service plans and warranty products are recorded in income using the interest method. Late charges and deferment charges on contracts are recorded in income as collected. Cash received from loans that have previously been charged off is applied directly to the allowance for loan losses in the consolidated balance sheets. Discounts and fees, which consist primarily of non-refundable dealer acquisition discounts, are amortized over the term of the related finance receivables using the interest method and are removed from the consolidated balance sheets when the related finance receivables are charged off or paid in full.  As a result of this charge-off policy, most accounts are charged off rather than being placed in nonaccrual status and thus any impact to the consolidated financial statements is immaterial.

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

Other Income—Other income represents refunds of dealer rebates, monies collected on previously charged-off receivables, and other miscellaneous income.

Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, their respective tax basis and net operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Coastal Credit

Coastal Credit’s typical borrower has a credit history that may fail to meet the lending standards of most banks, credit unions and captive automobile finance companies. Substantially all of Coastal Credit’s automobile contracts involve loans made to individuals with limited or impaired credit histories. Coastal Credit believes that its borrower credit profile is similar to that of its direct competitors in the subprime automobile finance business. Coastal Credit also believes that it’s underwriting criteria and branch network management system coupled with close senior management supervision enhances its risk management and collection functions.

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

Borrowers under the contracts typically make down payments, in the form of cash or trade-in, ranging from 5% to 20% of the sale price of the vehicle financed. The balance of the purchase price of the vehicle plus taxes, title fees and, if applicable, premiums are generally financed over a period of 36 to 54 months.

Coastal Credit Finance receivables – net outstanding were as follows (in thousands):

	December 31,
	2010	2009
Finance receivables, gross	$119,788	$110,847
Unearned finance charge income	(1,951)	(2,171)
Finance receivables, net of unearned finance charge income	117,837	108,676

Accretable unearned acquisition discounts and fees	(12,961)	(12,039)
Finance receivables, net of unearned finance charge income and discounts and fees	104,876	96,637

Allowance for loan losses	(8,153)	(8,085)

Finance receivables - net	$96,723	$88,552

Activity in the Coastal Credit allowance for loan losses on finance receivables is as follows (in thousands):

	Years Ended December 31,
	2010	2009

Balance at beginning of period	$8,085	$7,560
Charge-offs	(8,488)	(9,996)
Recoveries	2,130	1,950
Provision for loan losses	6,426	8,571

Balance at the end of the period	$8,153	$8,085

The following is an assessment of the credit quality of the finance receivables as of December 31, 2010 and 2009.  Delinquency experience of finance receivables at Coastal Credit, including unearned interest under contractual terms ($ in thousands):

	December 31,
	2010		2009
	$	%	$	%

Finance receivables - gross balance	$119,789		$110,847

Delinquencies:
30-59 days	$1,209	1.0%	$1,301	1.2%
60-89 days	538	0.4%	1,107	1.0%
90+ days	354	0.3%	1,706	1.5%
Total delinquencies	$2,101	1.8%	$4,114	3.7%

UAC

UAC Finance receivables – net outstanding were as follows (in thousands):

	December 31,
	2010	2009
Principal balance of finance receivables	$-	$61
Unearned discount	-	(1)
Accrued interest receivable	-	-
Allowance for loan losses	-	-

Finance receivables—net	$-	$60

Activity in the UAC allowance for credit losses is as follows (in thousands):

	Years Ended December 31,
	2010	2009

Balance at the beginning of period	$-	$7
Charge-offs	(25)	(135)
Recoveries	97	407
Provision (recovery) for loan losses	(72)	(279)

Balance at the end of the period	$-	$-

4.	OTHER ASSETS

Other assets are as follows (in thousands):

	December 31,
	2010	2009
Prepaid expenses	$337	$389
Property, equipment and leasehold improvements, net	335	441
Other	12	6
Total other assets	$684	$836

5.	CREDITOR NOTES PAYABLE

Creditor notes payable consists of debt owed to the one remaining third party creditor from the UAC bankruptcy. During September 2003, UAC recorded the bankruptcy debt at fair value. This fair value adjustment resulted in a gain. Since that time, accretion interest expense has been recognized based on the original fair value calculation and the creditor notes payable increased based on this calculation. Since September 2003, no adjustments have been made to this accretion schedule for the increase or decrease in performance of the receivables of UAC. The only adjustments that have been made are for the creditor notes that were purchased by White River and were subsequently extinguished. Creditor notes payable is recorded at fair value which represents the present value of the amount that UAC anticipates paying to the creditors from the residual assets of the finance receivables. UAC’s cash is, in essence, the only asset UAC has remaining to pay the creditor notes payable.

The following table presents the creditor notes payable (in thousands) recognized at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Years Ended December 31,
	2010	2009
Beginning balance	$7	$128
Total (income) losses included in earnings (recorded as "other revenues (expenses)")	(179)	(139)
Purchases, issuances and settlements	172	18
Ending balance	$-	$7

The contractual interest related to the creditor notes payable will continue to be accrued as interest expense and the interest payable will be included in the fair value calculation along with the creditor notes payable on a quarterly basis.  The unpaid principal balance of creditor notes payable was greater than its fair value by $2.0 million as of December 31, 2010 and 2009.  The ultimate amount paid on creditor notes payable could differ depending on the actual cash remaining after UAC completes the wind down of its business.

6.	LINE OF CREDIT

The line of credit is utilized by Coastal Credit to finance the purchase of finance receivables. $56.0 million and $40.0 million of the line of credit were utilized at December 31, 2010 and 2009, respectively. This line of credit was $100 million at December 31, 2010 and 2009. The maturity date on the line of credit is December 31, 2011 and the interest rate is the one month London Interbank Offered Rate (“LIBOR”) plus 2.60%. The availability of the line of credit allows Coastal Credit to borrow up to 84% of the aggregate balance of outstanding eligible receivables net of unearned interest, commissions and discounts. Eligible receivables exclude the following: (i) receivables for which a payment is 90 or more days past due on a contractual basis; (ii) receivables which have been deferred more than two times during the same calendar year, or more than six times over the contract term; (iii) receivables subject to repossession or bankruptcy proceedings or the account debtor with respect to which is a debtor under the Bankruptcy Code; (iv) receivables from officers, employees or shareholders of the borrower or any affiliate; (v) interest only accounts; (vi) receivables missing titles after 120 days from their origination date; and (vii) receivables which, in the lender’s reasonable discretion, do not constitute acceptable collateral. Total available under the line of credit was $87.6 million and $79.9 million based upon the level of eligible collateral with $31.6 million and $39.9 million available in excess of the amount utilized at December 31, 2010 and 2009, respectively.

The credit facility is secured by substantially all assets of Coastal Credit. In addition, White River has provided an unconditional corporate guaranty. Coastal Credit must maintain specified financial ratios within guidelines established by the lender and was in compliance with these ratios at December 31, 2010 and 2009. Interest is paid monthly at a variable rate, based on meeting certain financial criteria. The average rate during the month of December, 2010 and 2009 was 2.86% and 2.84%, respectively. There is an annual commitment fee of 1/8 of 1% on the average daily unused commitment. In the event of a significant pay down or an earlier retirement of the revolver commitment, Coastal Credit would sustain certain prepayment penalties. This facility limits distributions Coastal Credit may make to White River to 50% of Coastal Credit’s net income. The consolidated balance sheet includes approximately $35.0 million and $41.6 million of net assets of Coastal Credit at December 31, 2010 and 2009, respectively, which subject to limitations under the credit facility, would generally be available to fund operation and investments of Coastal Credit, but would not be available to White River and UAC for general corporate purposes.

7.	SELECT OBLIGATIONS SCHEDULE

The following table represents expected payments on select obligations (in thousands):

Contractual Obligations	Total	2011	2012	2013
Long-term debt obligations
Coastal Credit	$56,000	$56,000	$-	$-
Operating lease obligations	1,005	549	383	73

Total	$57,005	$56,549	$383	$73

8.       ACCRETION AND OTHER INTEREST

The individual components of accretion and other interest income are shown in the following table (in thousands):

	Years Ended December 31,
	2010	2009

UAC discount accretion from accumulated other comprehensive income	$5	$326
Interest on cash balances	10	35

Accretion and other interest income	$15	$361

9.	RELATED PARTY TRANSACTIONS

UAC’s administration of the Plan was supervised by Castle Creek Capital LLC (“Castle Creek”). John M. Eggemeyer, III, White River’s Chairman of the Board and Chief Executive Officer, is a controlling principal of Castle Creek. For these Plan administration services, UAC compensated Castle Creek at a rate of $14,583 per month. Castle Creek was paid $175,000 during both 2010 and 2009.

Coastal Credit leases its corporate offices in Virginia Beach, Virginia and one of its branch offices in Jacksonville (Orange Park), Florida, from the McKnight Family Partnerships, L.P., an entity controlled by Mr. McKnight, the President of Coastal Credit and a director of White River. The Virginia Beach lease has a three-year term, and provides for rent payments of $14,356 per month. The Virginia Beach lease will expire in September 2012. The Orange Park lease has a three-year term, and provides for rent payments of $10,141 per month. The Orange Park lease will expire in April 2013.

Coastal Credit and Mr. McKnight are parties to a letter agreement with respect to use of an aircraft owned by McKnight L.L.C., an entity controlled by Mr. McKnight. The aircraft is a Beechcraft King Air™ B200 twin engine turbo prop. The agreement provides that Coastal Credit will pay McKnight L.L.C. $14,000 per month to defray expenses associated with ownership of the aircraft in consideration for Mr. McKnight’s willingness to make the aircraft available for business use by key employees of Coastal Credit. Coastal Credit is required to pay additional amounts in any month in which its aircraft usage exceeds prescribed amounts. Six months prior written notice is required to withhold availability of the monthly payment or the plane. During 2010 and 2009, approximately $170,000 was paid for this purpose each year.

On November 8, 2005, White River entered into an expense sharing agreement with Castle Creek and Castle Creek Advisors LLC (collectively, “Castle Creek Entities”). The Castle Creek Entities provide various facilities, equipment and services to White River for a fee that represents an allocation of actual Castle Creek Entities expenses proportionate to facilities, equipment and services provided to White River. This agreement was effective from September 1, 2005 and shall continue until terminated by either party upon 30 days’ prior written notice. During 2010 and 2009, approximately $22,800 was paid each year for this purpose.

10.	INCOME TAXES

UAC incurred net operating losses for federal income tax purposes for the years ended June 30, 2003, 2004 and 2005. White River will carry forward these tax losses to future periods. Net operating loss carryforwards for federal income tax purposes were $83.1 million and $91.9 million as of December 31, 2010 and 2009, respectively. These tax losses will expire during 2022 through 2024.

White River had no liability recorded for unrecognized tax benefits at December 31, 2010 or 2009.

White River recognizes interest and penalties, if any, on tax assessments or tax refunds in the financial statements as a component of income tax expense.

White River and its subsidiaries are subject to taxation by the United States and by various state jurisdictions.  With some exceptions, White River’s consolidated tax returns for its 2006 tax year and forward remain open to examination by tax authorities.  Also, net operating losses carried forward from prior years remain open to examination by tax authorities.

The composition of income tax expense (benefit) is as follows for the years ended December 31 (in thousands):

	2010	2009

Current tax expense	$538	$425
Deferred tax expense (benefit)	3,967	2,243
Valuation allowance increase (reversal)	(170)	12

Net income tax expense (benefit)	$4,335	$2,680

The effective income tax rate differs from the statutory federal corporate tax rate as follows for the years ended December 31:

	2010	2009

Statutory rate	35.0%	35.0%
State income taxes	1.5	1.5
Valuation allowance and other	1.5	(1.0)

Effective rate	38.0%	35.5%

The composition of deferred income taxes is as follows as of December 31 (in thousands):

	2010	2009
Deferred tax assets:
Net operating loss carryforward	$30,845	$34,283
AMT credit carryforward	1,295	1,138
Basis difference in goodwill	7,639	8,358
Allowance for loan losses	2,951	2,926
Other	208	139
Total deferred tax assets	42,938	46,844
Valuation allowance	(877)	(1,047)
	42,061	45,797

Deferred tax liabilities:
Basis difference in creditor notes payable	827	769
Straight line vs. actuarial discount earned	211	155
Other	109	162
Total deferred tax liabilities	1,147	1,086

Net deferred tax assets	$40,914	$44,711

11.	STOCK-BASED COMPENSATION

On October 26, 2005, the board of directors of White River adopted the White River Capital, Inc. Directors Stock Compensation Plan. The plan provides for the payment of a portion of regular fees to certain members of the board of directors in the form of shares of White River common stock. All shares vest immediately upon issuance. The terms of the plan includes the reservation of 50,000 shares of White River common stock for issuance under the plan. On May 6, 2010, White River’s shareholders approved amendments to White River’s Directors Stock Compensation Plan which (i) increase the number of shares of common stock issuable under the plan from 50,000 to 100,000, and (ii) extend the term of the plan from December 31, 2010 to December 31, 2015. The purpose of the amendments is to ensure that a sufficient reserve of shares of common stock, and the plan itself, remains available to allow White River to continue to use equity incentives to attract and retain the services of qualified individuals to serve on the Board of Directors. The cost that has been charged against income for this plan was approximately $120,000 and $133,000 during the years ended December 31, 2010 and 2009, respectively. The total income tax benefit recognized in the income statement for this share-based compensation arrangement was approximately $44,000 and $49,000 for the years ended December 31, 2010 and 2009, respectively. White River issued 10,583 and 22,253 shares during 2010 and 2009, respectively, representing the prior year’s compensation under this plan. As of December 31, 2010, approximately 49,000 shares had been issued under this plan resulting in approximately 51,000 shares available to be issued.

On May 18, 2009, White River entered into a new employment agreement with William McKnight, President and Chief Executive Officer of Coastal Credit. This employment agreement includes a long-term incentive award as did Mr. McKnight’s prior employment agreement. This award provides for the payment, in cash, of the value of 100,000 shares of White River stock, vesting in three annual increments of 33,333.33 shares on January 1, 2010, 2011 and 2012.

This award is accounted for as a liability award. The value of payment is determined based on the mean of the trading value of White River shares for 20 trading days prior to the vesting date. Compensation expense related to this award approximated $569,000 and $368,000 for the years ended December 31, 2010 and 2009, respectively, and is included in salaries and benefits expense in the accompanying consolidated statements of operations. The total income tax benefit recognized in the income statement for this share-based compensation arrangement was approximately $207,700 and $134,300 for the years ended December 31, 2009 and 2009, respectively.

On May 5, 2006, White River shareholders approved the White River Capital, Inc. 2005 Stock Incentive Plan. The purpose of this plan is to offer certain employees, non-employee directors, and consultants the opportunity to acquire a proprietary interest in White River. The plan provides for the grant of options, restricted stock awards and performance stock awards. The total number of options and stock awards that may be awarded under the plan may not exceed 250,000. As of December 31, 2010, White River awarded restricted stock awards totaling 117,100 shares and 93,700 of these shares have vested and have been issued and 23,400 shares have been forfeited. The total fair value of the vested stock awards at the time of vesting was approximately $217,000 and $167,000 for the years ended December 31, 2010 and 2009, respectively. Forfeited shares are available for the purposes of the plan. White River has not issued stock options as of December 31, 2010. The following is a summary of the status of White River’s non-vested restricted stock awards and changes during the years ended December 31, 2010 and 2009:

	2010		2009
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Beginning nonvested awards	4,400	$7.96	21,400	$14.99
Granted	-	-	6,500	6.90
Vested	(2,400)	9.23	(23,000)	14.58
Forfeited	-	-	(500)	23.10
Ending nonvested awards	2,000	$6.45	4,400	$7.96

The value of restricted awards is determined based on the trading value of White River shares on the grant date. An estimated forfeiture rate of 7% was used. Compensation expense related to these awards approximated $200,900 and $44,900 for years ended December 31, 2010 and 2009, respectively, and is included in salaries and benefits expense in the accompanying consolidated statements of operations. The total income tax benefit recognized in the income statement for this share-based compensation arrangement was approximately $73,300 and $16,400 for the years ended December 31, 2010 and 2009, respectively. There was $770,000 and $774,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted as of December 31, 2010 and 2009, respectively. That cost is expected to be recognized over a weighted-average period of 1.0 years and 2.0 years as of December 31, 2010 and 2009, respectively.

12.       BUSINESS SEGMENT INFORMATION

Set forth in the table below is certain financial information with respect to White River’s reportable segments as discussed in Note 1. All taxes are recorded at Corporate and Other. UAC and Coastal Credit are limited liability companies and are consolidated with White River for tax purposes.

For The Year Ended December 31, 2010	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$7	$32,808	$10	$32,825

Interest expense	(174)	(1,318)	-	(1,492)

Net interest margin	(167)	31,490	10	31,333

Recovery (provision) for loan losses	72	(6,426)	-	(6,354)

Net interest margin (deficit) after recovery (provision) for loan losses	(95)	25,064	10	24,979

Total other expenses	(61)	(11,654)	(1,850)	(13,565)

Income (loss) before income taxes	(156)	13,410	(1,840)	11,414

Income tax expense	-	-	(4,335)	(4,335)

Net income (loss)	$(156)	$13,410	$(6,175)	$7,079

For The Year Ended December 31, 2009	UAC	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$414	$30,904	$34	$31,352

Interest expense	(174)	(1,332)	-	(1,506)

Net interest margin	240	29,572	34	29,846

Recovery (provision) for loan losses	279	(8,571)	-	(8,292)

Net interest margin after recovery (provision) for loan losses	519	21,001	34	21,554

Total other expenses	(1,372)	(11,332)	(1,300)	(14,004)

Income (loss) before income taxes	(853)	9,669	(1,266)	7,550

Income tax expense	-	-	(2,680)	(2,680)

Net income (loss)	$(853)	$9,669	$(3,946)	$4,870

The following table presents assets with respect to White River’s reportable segments (in thousands) at:

	December 31,
	2010	2009

Corporate and other	$41,511	$47,842
Coastal Credit	100,009	92,848
UAC	88	266

	$141,608	$140,956

13.       EARNINGS PER SHARE

Basic earnings per share are calculated by dividing the reported net income for the period by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding during a period is weighted for the portion of the period that the shares were outstanding. Diluted earnings per share include the dilutive effect of stock award. Basic and diluted earnings per share have been computed as follows (dollars in thousands except per share data):

	Years Ended December 31,
	2010	2009

Net income	$7,079	$4,870

Weighted average shares outstanding	3,838,894	4,056,088

Incremental shares from assumed conversions:
Stock award plans	324	1,884

Weighted average shares and assumed incremental shares	3,839,218	4,057,972

Earnings per share:

Basic	$1.84	$1.20

Diluted	$1.84	$1.20

14.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly financial results (dollars in thousands, except per share data):

Fiscal Year Ended December 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total interest income	$7,865	$8,100	$8,383	$8,477

Net interest margin	$7,517	$7,732	$8,001	$8,083

Other revenue (expense)	$(3,610)	$(3,072)	$(3,259)	$(3,624)

Net income (loss)	$1,347	$1,977	$1,791	$1,964

Basic earnings per share	$0.34	$0.51	$0.48	$0.51

Diluted earnings per share	$0.34	$0.51	$0.48	$0.51

Basic weighted average shares	3,974,897	3,884,603	3,756,059	3,743,472

Diluted weighted average shares	3,976,198	3,886,515	3,758,098	3,744,330

Fiscal Year Ended December 31, 2009
Total interest income	$7,661	$7,824	$7,940	$7,927

Net interest margin	$7,280	$7,435	$7,565	$7,566

Other revenue (expense)	$(3,424)	$(3,824)	$(3,500)	$(3,256)

Net income (loss)	$1,274	$1,010	$1,259	$1,327

Basic earnings per share	$0.31	$0.25	$0.31	$0.33

Diluted earnings per share	$0.31	$0.25	$0.31	$0.33

Basic weighted average shares	4,046,568	4,061,386	4,062,129	4,054,122

Diluted weighted average shares	4,050,060	4,062,452	4,064,591	4,055,126

15.	ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

White River and its subsidiaries’ obligations under operating lease agreements were $1.0 million and $1.0 million for the years ended December 31, 2010 and 2009, respectively.  The following table represents obligations due for each of the years ended December 31 indicated below under current operating lease agreements (in thousands):

Year	Total

2011	$ 549
2012	$ 383
2013	$ 73

17.	DIVIDENDS AND SHARE REPURCHASE PROGRAM

On November 11, 2009, the Board of Directors reauthorized White River’s previously announced share repurchase program. White River is authorized to repurchase up to 500,000 shares of its outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions.  As of December 31, 2010, White River has repurchased 381,950 shares of its outstanding common stock under the program for $5.5 million. Information on the shares repurchased during 2010 under the program is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Program

January 1, 2010 - March 31, 2010	96,400	$12.80	96,400	336,600
April 1, 2010 - June 30, 2010	150,350	$14.60	150,350	186,250
July 1, 2010 - September 30, 2010	18,200	$14.03	18,200	168,050
October 1, 2010 - December 31, 2010	50,000	$21.10	50,000	118,050
	314,950	$15.04	314,950

18.       SUMMARY OF STOCK TRANSFER RESTRICTIONS AND RELATED PROVISIONS

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

19.	SUBSEQUENT EVENTS

On February 16, 2011, White River announced that its Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to shareholders of record on February 25, 2011.  This quarterly dividend was paid on March 2, 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

White River carried out an evaluation, under the supervision of its Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of the design and operation of White River’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15 as of December 31, 2010. Based upon that evaluation, the Chief Executive Officer, President and Chief Financial Officer concluded that, at December 31, 2010, White River’s disclosure controls and procedures are effective in accumulating and communicating to management (including such officers) the information required to be included in White River’s periodic SEC filings.

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

White River’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2010.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, White River’s management concluded that, as of December 31, 2010, White River’s internal control over financial reporting is effective based on those criteria.

During White River’s fiscal quarter ended December 31, 2010, there were no changes in White River’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect White River’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

Information contained under the captions “Proposal 1: Election of Directors,” “Executive Officers,” “Executive Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in White River’s proxy statement for the 2011 annual meeting of shareholders (“Proxy Statement”) is incorporated herein by reference.

Code of Ethics

 White River has adopted the White River Capital, Inc. Code of Business Conduct and Ethics (“code of ethics”), a code of ethics that applies to the Chief Executive Officer, President and Chief Financial Officer.  The code of ethics is filed as Exhibit 14.1 to this Annual Reort on Form 10-K.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2010, the following shares were authorized to be issued under White River’s equity compensation plans:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	2,000	1	$0.00	219,446	2
Equity compensation plans not approved by security holders	0		0	0
Total	2,000	1	$0.00	219,446	2
1	Includes 2,000 shares issuable pursuant to outstanding performance awards under the 2005 Stock Incentive Plan.
2
Includes 167,980 shares issuable pursuant to the 2005 Stock Incentive Plan in the form of stock options, restricted stock awards, or performance stock awards, and 51,466 shares issuable pursuant to the 2005 Directors Stock Compensation Plan.

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

3.1(a)	Articles of Incorporation of White River Capital, Inc. (incorporated by reference to Exhibit 3.1 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))
3.1(a)	Articles of Amendment to White River Capital’s Articles of Incorporation, effective May 22, 2009 (incorporated by reference to Exhibit 3.1 of the registant’s Form 8-K filed May 26, 2009)
3.2	Code of By-Laws of White River Capital, Inc. (amended as of July 24, 2009) (incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-K filed July 28, 2009)
4.1	Form of common stock certificate of registrant (incorporated by reference to Exhibit 4.1 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))
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
Amended and Restated Employment Agreement dated as of April 28, 2009 between White River Capital, Inc. and Mark R. Ruh (incorporated by reference to Exhibit 99.1 of registrant’s Form 8-K filed May 1, 2009)

10.3(b)
Release, Satisfaction, and Waiver Agreement dated August 31, 2009 between White River Capital, Inc. and Mark R. Ruh (incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed September 4, 2009)

10.4
Amended and Restated Employment Agreement dated as of April 28, 2009 between White River Capital, Inc. and Martin J. Szumski (incorporated by reference to Exhibit 99.2 of registrant’s Form 8-K filed May 1, 2009)

10.5
Employment Agreement dated May 18, 2009 (to be effective as of January 1, 2009), by and among Coastal Credit, LLC, White River Capital, Inc., and William E. McKnight (incorporated by reference to Exhibit 99.1 of registrant’s Form 8-K filed May 22, 2009)

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

10.8	White River Capital Inc. Directors Stock Compensation Plan, amended as of May 6, 2010 (incorporated by reference to Exhibit 10.1 of registrant’s Form 10-Q for the period ended March 31, 2010)
14.1	Code of Ethics
21.1	Subsidiaries of White River Capital, Inc.
23.1	Consent of McGladrey & Pullen LLP
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

White River Capital, Inc. (Registrant)

March 9, 2011	By:	/s/ Martin J. Szumski
Martin J. Szumski
Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ John M. Eggemeyer, III	Chairman and Chief Executive Officer, Director (Principal Executive Officer)	March 9, 2011
John M. Eggemeyer, III

/s/ Martin J. Szumski	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2011
Martin J. Szumski

/s/ Thomas C. Heagy	Director	March 9, 2011
Thomas C. Heagy

/s/ William E. McKnight	Director	March 9, 2011
William E. McKnight

/s/ Daniel W. Porter	Director	March 9, 2011
Daniel W. Porter

/s/ John W. Rose	Director	March 9, 2011
John W. Rose

/s/ Richard D. Waterfield	Director	March 9, 2011
Richard D. Waterfield