Form 10-Q
period 2011-03-31
White River Capital Inc
filed 2011-05-11
CIK 1318545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 6, 2011, there were 3,612,880 shares outstanding of the issuer’s Common Stock, without par value.

WHITE RIVER CAPITAL, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

- INDEX -

ii

PART I  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2011	December 31, 2010
ASSETS	(Unaudited)

Cash and cash equivalents	$2,392	$3,287
Finance receivables—net	99,560	96,723
Deferred tax assets—net	39,939	40,914
Other assets	702	684

TOTAL	$142,593	$141,608

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Line of credit	$58,000	$56,000
Accrued interest	149	130
Other payables and accrued expenses	1,976	2,449

Total liabilities	60,125	58,579

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, without par value, authorized 3,000,000 shares; none issued and outstanding	-	-
Common Stock, without par value, authorized 20,000,000 shares; 3,612,880 and 3,706,759 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	175,673	177,403
Accumulated deficit	(93,205)	(94,374)

Total shareholders’ equity	82,468	83,029

TOTAL	$142,593	$141,608

See notes to condensed consolidated financial statements.

PART I  FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarters Ended March 31,
	2011	2010
INTEREST:
Interest on receivables	$8,370	$7,856
Accretion and other interest	-	9

Total interest income	8,370	7,865

Interest expense	(468)	(348)

Net interest margin	7,902	7,517

Provision for loan losses	(1,056)	(1,852)

Net interest margin after provision for loan losses	6,846	5,665

OTHER REVENUES (EXPENSES):
Salaries and benefits	(2,446)	(2,255)
Other operating expenses	(1,123)	(1,369)
Change in fair market valuation of creditor notes payable	43	46
Gain from deficiency account sale	-	1
Other expense	(85)	(33)

Total other expenses	(3,611)	(3,610)

INCOME BEFORE INCOME TAXES	3,235	2,055

INCOME TAX EXPENSE	(1,140)	(708)

NET INCOME	$2,095	$1,347

NET INCOME PER COMMON SHARE (BASIC)	$0.57	$0.34

NET INCOME PER COMMON SHARE (DILUTED)	$0.57	$0.34

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,689,450	3,974,897

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,695,570	3,976,198

See notes to condensed consolidated financial statements.

PART I  FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Quarters Ended March 31,
	2011	2010

NET INCOME	$2,095	$1,347

OTHER COMPREHENSIVE INCOME:
Net unrealized change on recombined assets and Beneficial Interest in Master Trust, net of tax	-	(4)

COMPREHENSIVE INCOME	$2,095	$1,343

See notes to condensed consolidated financial statements.

PART I  FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Quarters Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,095	$1,347
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of other comprehensive income	-	(4)
Accretion of securitization discount	-	(1)
Provision for loan losses	1,056	1,852
Amortization and depreciation	83	104
Amortization of discount and interest accrued on creditor notes payable	43	43
Gain from disposition of equipment	-	3
Deferred income taxes	975	631
Change in fair value of creditor notes payable	(43)	(46)
Stock based compensation expense	129	299
Changes in assets and liabilities:
Accrued interest receivable and other assets	(74)	(81)
Other payables and accrued expenses	(454)	(267)
Net cash provided by operating activities	3,810	3,880

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of finance receivables	(19,065)	(16,904)
Collections on finance receivables	15,178	13,292
Principal collections and recoveries on receivables held for investment	(6)	80
Capital expenditures	(27)	(6)
Net cash used in investing activities	(3,920)	(3,538)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock repurchased	(1,859)	(1,237)
Common stock cash dividend	(926)	(996)
Net borrowing on line of credit	2,000	-
Net cash used in financing activities	(785)	(2,233)

DECREASE IN CASH AND CASH EQUIVALENTS	(895)	(1,891)
CASH AND CASH EQUIVALENTS—Beginning of year	3,287	6,797
CASH AND CASH EQUIVALENTS—End of period	$2,392	$4,906

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax paid	$11	$-
Interest paid	$407	$308

See notes to condensed consolidated financial statements.

PART I  FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) QUARTERS ENDED MARCH 31, 2011 AND 2010

1. BASIS OF PRESENTATION

The foregoing condensed consolidated financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods presented have been included, consisting only of normal recurring adjustments. Results for any interim period are not necessarily indicative of results to be expected for the year ending December 31, 2011.

The condensed consolidated unaudited interim financial statements have been prepared in accordance with Form 10-Q specifications and therefore do not include all information and footnotes normally shown in annual financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2010 is derived from audited financial statements. These interim period financial statements should be read in conjunction with the consolidated financial statements that are included in the Annual Report on Form 10-K for the year ended December 31, 2010 of White River Capital, Inc., which is available online at www.WhiteRiverCap.com or www.sec.gov.

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

2. GENERAL DISCUSSION

White River Capital, Inc. (“White River” or the “Company”) is a holding company for specialized indirect auto finance businesses, with one principal operating subsidiary, Coastal Credit LLC (“Coastal Credit”). Coastal Credit based in Virginia Beach, Virginia, is a specialized subprime auto finance company engaged in acquiring subprime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks.  Coastal Credit then services the receivables it acquires. Coastal Credit operates in 24 states through 16 offices.

PART I  FINANCIAL INFORMATION

Union Acceptance Company LLC (“UAC”), a now inactive subsidiary of White River, was a specialized auto finance company operating under a bankruptcy plan of reorganization. UAC’s bankruptcy case was closed in January 2007. As of September 1, 2010, UAC no longer materially contributes to the assets, liabilities, or results of operations of White River on a consolidated basis. As a result UAC is no longer a reportable business segment.  All financial information for UAC will be reported in the “Corporate and Other” business segment.

3. FINANCE RECEIVABLES - NET

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

Finance receivables are recorded at cost, net of unearned finance charges, discounts and an allowance for loan losses.  Coastal Credit purchases finance contracts from auto dealers without recourse, and accordingly, the dealer usually has no liability to Coastal Credit if the consumer defaults on the contract.  This is the sole class of finance receivables and there is no off-balance sheet credit exposure related to these receivables.

Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at a level considered adequate to cover credit losses inherent in finance receivables.

PART I  FINANCIAL INFORMATION

The allowance for loan losses is established systematically by management based on the determination of the amount of credit losses inherent in the finance receivables as of the reporting date. All finance receivables of the Company are collectively evaluated for impairment. The Company reviews charge off experience factors, delinquency reports, historical collection rates and other information in order to make the necessary judgments as to credit losses inherent in the portfolio as of the reporting date. The Company measures its credit exposure by determining credit risk profiles based on payment activity and contractual delinquency. In addition to contractually delinquent accounts, the Company also evaluates historical loss performance of other accounts in their final stages of collection, in the aggregate, in determining the allowance for loan losses.  These accounts amounted to $1.0 million and $0.9 million as of March 31, 2011 and December 31, 2010, respectively. Assumptions regarding probable credit losses are reviewed quarterly and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumptions increase, there could be an increase in the amount of allowance for loan losses required, which could decrease the net carrying value of finance receivables and increase the provision for loan losses recorded on the consolidated statements of operations. The Company believes that the existing allowance for loan losses is sufficient to absorb probable finance receivable losses.

Coastal Credit’s policy is to charge off finance receivables against the allowance for loan losses in the month in which the installment contract becomes 60 days delinquent under recency terms and 180 days delinquent under contractual terms, if the vehicle has not been repossessed. If the vehicle has been repossessed, the receivable is charged off in the month the repossessed automobile is disposed of at public auction unless cash collections on the receivable are foreseeable in the near future. Receivables that are deemed uncollectible prior to the maximum charge off period are charged off immediately.

Interest on receivables is recognized for financial reporting purposes using the interest method. Initial fees earned on add-on products such as collateral protection insurance, credit life insurance, road service plans and warranty products are recorded in income using the interest method. Late charges and deferment charges on contracts are recorded in income as collected. Cash received from loans that have previously been charged off is applied directly to the allowance for loan losses in the consolidated balance sheets. Discounts and fees, which consist primarily of non-refundable dealer acquisition discounts, are amortized over the term of the related finance receivables using the interest method and are removed from the consolidated balance sheets when the related finance receivables are charged off or paid in full. As a result of this charge-off policy, most accounts are charged off rather than being placed in nonaccrual status and thus any impact to the consolidated financial statements is immaterial.

PART I  FINANCIAL INFORMATION

Coastal Credit Finance receivables – net outstanding were as follows (in thousands):

	March 31,	December 31,
	2011	2010

Finance receivables, gross	$122,649	$119,788
Unearned finance charge income	(2,014)	(1,951)
Finance receivables, net of unearned finance charge income	120,635	117,837

Accretable unearned acquisition discounts and fees	(13,122)	(12,961)
Finance receivables, net of unearned finance charge income and discounts and fees	107,513	104,876

Allowance for loan losses	(7,953)	(8,153)

Finance receivables - net	$99,560	$96,723

Activity in the Coastal Credit allowance for loan losses on finance receivables is as follows (in thousands):

	Quarters Ended March 31,
	2011	2010

Balance at beginning of period	$8,153	$8,085
Charge-offs	(1,829)	(2,272)
Recoveries	579	531
Provision for loan losses	1,050	1,891

Balance at the end of the period	$7,953	$8,235

Finance receivables, net of unearned finance charges	$120,635	$111,023

Allowance for loan losses as a percent of finance receivables, net of unearned finance charges	6.59%	7.42%

Annualized net charge-offs as a percent of finance receivables, net of unearned finance charges	4.14%	6.27%

Allowance for loan losses as a percent of annualized net charge-offs	159.06%	118.25%

PART I  FINANCIAL INFORMATION

The following is an assessment of the credit quality of the finance receivables as of March 31, 2011 and December 31, 2010. Delinquency experience of finance receivables at Coastal Credit, including unearned interest under contractual terms ($ in thousands):

	March 31,		December 31,
	2011		2010
	$	%	$	%

Finance receivables - gross balance	$122,649		$119,788

Delinquencies:
30-59 days	$900	0.7%	$1,209	1.0%
60-89 days	370	0.3%	538	0.4%
90+ days	362	0.3%	354	0.3%
Total delinquencies	$1,632	1.3%	$2,101	1.7%

4. OTHER ASSETS

Other assets are as follows (in thousands):

	March 31,	December 31,
	2011	2010

Prepaid expenses	$359	$337
Property, equipment and leasehold improvements, net	331	335
Other	12	12
Total other assets	$702	$684

5. INCOME TAXES

White River had no liability recorded for unrecognized tax benefits at December 31, 2010.

White River recognizes interest and penalties, if any, on tax assessments or tax refunds in the financial statements as a component of income tax expense.

White River and its subsidiary are subject to taxation by the United States and by various state jurisdictions.  With some exceptions, White River’s consolidated tax returns for its 2006 tax year and forward remain open to examination by tax authorities.  Also, net operating losses carried forward from prior years remain open to examination by tax authorities.

6. STOCK-BASED COMPENSATION

October 26, 2005, the board of directors of White River adopted the White River Capital, Inc. Directors Stock Compensation Plan. The plan provides for the payment of a portion of regular fees to certain members of the board of directors in the form of shares of White River common stock. The terms of the plan include the reservation of 100,000 shares of White River common stock for issuance under the plan. As of March 31, 2011, 55,134 shares of White River common stock were issued under this plan.

PART I  FINANCIAL INFORMATION

On May 18, 2009, White River entered into a new employment agreement with William McKnight, President and Chief Executive Officer of Coastal Credit. This employment agreement includes a long-term incentive award as did Mr. McKnight’s prior employment agreement. This award provides for the payment, in cash, of the value of 100,000 shares of White River stock, vesting in three annual increments of 33,333.33 shares on January 1, 2010, 2011 and 2012. This award is accounted for as a liability award. The value of payment is determined based on the mean of the trading value of White River shares for 20 trading days prior to the vesting date. Compensation expense related to this award approximated $144,000 and $110,000 for the quarters ended March 31, 2011 and 2010, respectively, and is included in salaries and benefits expense in the accompanying consolidated statements of operations. The total income tax benefit recognized in the income statement for this share-based compensation arrangement was approximately $52,600 and $40,200 for the quarters ended March 31, 2011 and 2010, respectively.

On May 10, 2011 White River and Coastal Credit entered into an amendment to the employment agreement of Mr. McKnight.  The amendment to the employment agreement extends the term by two years from January 1, 2012 to January 1, 2014.  The amendment also provides that, effective as of January 1, 2012, Mr. McKnight’s annual base salary shall be $450,000.  The long-term cash incentive award also was extended in that an additional 33,333.33 shares will vest annually and payable only in cash on January 1, 2013 and 2014 (in addition to the 33,333.33 shares already scheduled to vest on January 1, 2012).

On May 5, 2006, White River shareholders approved the White River Capital, Inc. 2005 Stock Incentive Plan. The purpose of this plan is to offer certain employees, non-employee directors, and consultants the opportunity to acquire a proprietary interest in White River. The plan provides for the grant of options, restricted stock awards and performance stock awards. The total number of options and stock awards that may be awarded under the plan may not exceed 250,000. As of March 31, 2011, White River awarded restricted stock awards totaling 127,100 shares and 93,700 of these shares have vested and have been issued and 23,400 shares have been forfeited. Forfeited shares are available for the purposes of the plan. White River has not issued stock options as of March 31, 2011. The following is a summary of the status of White River’s non-vested restricted stock awards and changes during the quarters ended March 31, 2011 and 2010:

	Quarters Ended March 31,
	2011		2010
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Beginning nonvested awards	2,000	$6.45	4,400	$7.96
Granted	10,000	17.25	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Ending nonvested awards	12,000	$15.45	4,400	$7.96

PART I  FINANCIAL INFORMATION

The value of restricted awards is determined based on the trading value of White River shares on the grant date. Compensation expense related to these awards approximated $9,000 for the quarters ended March 31, 2011 and 2010, and is included in salaries and benefits expense in the accompanying consolidated statements of operations. The total income tax benefit recognized in the income statement for this share-based compensation arrangement was approximately $3,200 for the quarters ended March 31, 2011 and 2010. There was $607,900 and $798,200 of total unrecognized compensation cost related to non-vested share-based compensation arrangements and liability awards granted as of March 31, 2011 and 2010, respectively. That cost is expected to be recognized over a weighted-average period of 1.3 years and 1.7 years as of March 31, 2011 and 2010, respectively.

7. BUSINESS SEGMENT INFORMATION

Set forth in the table below is certain financial information with respect to White River’s reportable segments (in thousands):

For The Quarter Ended March 31, 2011	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$8,370	$-	$8,370

Interest expense	(425)	(43)	(468)

Net interest margin (deficit)	7,945	(43)	7,902

Provision for loan losses	(1,050)	(6)	(1,056)

Net interest margin (deficit) after provision for loan losses	6,895	(49)	6,846

Total other expenses	(3,100)	(511)	(3,611)

Income (loss) before income taxes	$3,795	$(560)	$3,235

For The Quarter Ended March 31, 2010	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$7,854	$11	$7,865

Interest expense	(305)	(43)	(348)

Net interest margin (deficit)	7,549	(32)	7,517

Provision for loan losses	(1,891)	39	(1,852)

Net interest margin after provision for loan losses	5,658	7	5,665

Total other expenses	(2,854)	(756)	(3,610)

Income (loss) before income taxes	$2,804	$(749)	$2,055

PART I  FINANCIAL INFORMATION

The following table presents assets with respect to White River’s reportable segments (in thousands) at:

	March 31,	December 31,
	2011	2010

Corporate and other	$40,672	$41,599
Coastal Credit	101,921	100,009

	$142,593	$141,608

8. EARNINGS PER SHARE

Basic earnings per share are calculated by dividing the reported net income for the period by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding during a period is weighted for the portion of the period that the shares were outstanding. Diluted earnings per share include the dilutive effect of stock awards. Basic and diluted earnings per share have been computed as follows (dollars in thousands except per share data):

	Quarters Ended March 31,
	2011	2010

Net income (loss) in thousands	$2,095	$1,347

Weighted average shares outstanding	3,689,450	3,974,897

Incremental shares from assumed conversions:
Stock award plans	6,120	1,301

Weighted average shares and assumed incremental shares	3,695,570	3,976,198

Earnings per share:

Basic	$0.57	$0.34

Diluted	$0.57	$0.34

9. COMMITMENTS AND CONTINGENCIES

White River and its subsidiary, as consumer finance companies, are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract, and discriminatory treatment of credit applicants. Some litigation against White River and its subsidiary could take the form of class action complaints by consumers. As the assignee of finance contracts originated by dealers, White River and its subsidiary may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages. White River and its subsidiary believe that it has taken prudent steps to address and mitigate the litigation risks associated with its business activities.

PART I  FINANCIAL INFORMATION

10. DIVIDENDS AND SHARE REPURCHASE PROGRAM

On November 11, 2009, the Board of Directors reauthorized White River’s previously announced share repurchase program. White River is authorized to repurchase up to 500,000 shares of its outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions.  As of March 31, 2011, White River has repurchased 482,429 shares of its outstanding common stock under the program for $7.3 million. Information on the shares repurchased during the quarter ended March 31, 2011 under the program is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Program

January 1, 2011 - January 31, 2011	-	$-	-	118,050
February 1, 2011 - February 28, 2011	-	$-	-	118,050
March 1, 2011 - March 31, 2011	100,479	$18.50	100,479	17,571
	100,479	$18.50	100,479

On February 16, 2011, White River announced that its Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to shareholders of record on February 25, 2011.  This quarterly dividend was paid on March 2, 2011.

11. SUBSEQUENT EVENTS

On May 5, 2011, White River’s Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to be paid on May 31, 2011 to shareholders of record as of May 16, 2011.

PART I  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Founded in 2004, White River Capital, Inc. (“White River”) is a financial services holding company headquartered in Rancho Santa Fe, California with one principal operating subsidiary.

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

PART I  FINANCIAL INFORMATION

The ultimate realization of the deferred tax asset depends on White River’s ability to generate sufficient taxable income in the future and its ability to avoid an ownership change for tax purposes. The valuation allowance has been derived pursuant to the provisions of ASC Topic No. 740, Income Taxes, and reduces the total deferred tax asset to an amount that will “more likely than not” be realized. As of March 31, 2011 and December 31, 2010, there was no liability recorded for unrecognized tax benefits.

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

Results of Operations

The Quarter Ended March 31, 2011 Compared to the Quarter Ended March 31, 2010 – Overview

Net income was $2.1 million, or $0.57 per diluted share, for the quarter ended March 31, 2011, compared to $1.3 million, or $0.34 per diluted share, for the quarter ended March 31, 2010. The increase in net income from the prior year is primarily due to an increase of $0.5 million in interest on receivables and a decrease of $0.8 million in provision for loan losses during the quarter ended March 31, 2011. This was partially offset by an increase in income tax expense of $0.4 million.

PART I  FINANCIAL INFORMATION

Discussion of Results

The following table presents consolidating financial information for White River for the periods indicated (in thousands):

For The Quarter Ended March 31, 2011	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$8,370	$-	$8,370
Accretion and other interest	-	-	-

Total interest income	8,370	-	8,370

Interest expense	(425)	(43)	(468)

Net interest margin (deficit)	7,945	(43)	7,902

Provision for loan losses	(1,050)	(6)	(1,056)

Net interest margin (deficit) after provision for loan losses	6,895	(49)	6,846

Total other expenses	(3,100)	(511)	(3,611)

Income (loss) before income taxes	3,795	(560)	3,235

Income tax expense	-	(1,140)	(1,140)

Net income (loss)	$3,795	$(1,700)	$2,095

For The Quarter Ended March 31, 2010	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$7,854	$2	$7,856
Accretion and other interest	-	9	9

Total interest income	7,854	11	7,865

Interest expense	(305)	(43)	(348)

Net interest margin (deficit)	7,549	(32)	7,517

Provision for loan losses	(1,891)	39	(1,852)

Net interest margin after provision for loan losses	5,658	7	5,665

Total other expenses	(2,854)	(756)	(3,610)

Income (loss) before income taxes	2,804	(749)	2,055

Income tax expense	-	(708)	(708)

Net income (loss)	$2,804	$(1,457)	$1,347

The Quarter Ended March 31, 2011 Compared to the Quarter Ended March 31, 2010 - Consolidated

Interest on receivables increased $0.5 million to $8.4 million for the quarter ended March 31, 2011 compared to $7.9 million for the quarter ended March 31, 2010. This increase is a result of an increase in the Coastal Credit average finance receivable balance to $105.7 million during the quarter ended March 31, 2011 as compared to $97.3 million during the quarter ended March 31, 2010.

PART I  FINANCIAL INFORMATION

Interest expense was $0.4 million and $0.3 million for the quarters ended March 31, 2011 and 2010, respectively. This increase is a result of an increase in Costal Credit’s average line of credit to $56.5 million for the quarter ended March 31, 2011 compared to $39.6 million for the quarter ended March 31, 2010.

Provision for loan losses was $1.1 million compared to $1.9 million for the quarters ended March 31, 2011 and 2010, respectively. Provision for loan losses is charged to income to bring Coastal Credit’s allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables.  This reduction in provision for loan losses were a result of the improved performance of the finance receivables and reduced levels of charge-offs.

Salaries and benefits were relatively stable at $2.4 million for the quarter ended March 31, 2011 compared to $2.2 million for the quarter ended March 31, 2010.

Other operating expenses were $1.1 million compared to $1.4 million for the quarters ended March 31, 2011 and 2010, respectively, due primarily to higher professional fees.

Income tax expense was $1.1 million for the quarter ended March 31, 2011 compared to $0.7 million for the quarter ended March 31, 2010. The expense is based on the estimated effective tax rates for 2011 and 2010, respectively.

Financial Condition as of March 31, 2011 and December 31, 2010

Finance Receivables, Net

Finance receivables, net increased to $99.6 million at March 31, 2011 as compared to $96.7 million at December 31, 2010. A significant number of contracts acquired by Coastal Credit are contracts made with borrowers who are in the United States military. As of March 31, 2011, 49.0% of the Coastal Credit receivables were with borrowers who are in the United States military as compared to 47.7% as of December 31, 2010. Coastal Credit believes that having in the portfolio a significant percentage of contracts for which the borrowers are United States military personnel contributes to lower payment delinquency and greater collection personnel efficiencies. Coastal Credit requests that all borrowers who are in the military use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower. Delinquency of payments on contracts paid by allotment historically has been less than delinquency of payments on contracts not paid by allotment. As a result, the collection effort associated with the military contracts requires substantially less time, allowing Coastal Credit’s collection staff to focus on non-military contracts.

Accrued Interest Payable

Accrued interest payable was $0.1 million at March 31, 2011 and December 31, 2010.

Liquidity and Capital Resources for the Quarters Ended March 31, 2011 and 2010

Net cash provided by operating activities was $3.8 million for the quarter ended March 31, 2011 compared to $3.9 million for the quarter ended March 31, 2010. The change in net cash flows provided by operating activities is primarily a result of the increase in interest on receivables from Coastal Credit.

Net cash used in investing activities was $3.9 million for the quarter ended March 31, 2011 compared to $3.5 million for the quarter ended March 31, 2010. This change was primarily the result of the net increase in finance receivables acquired by Coastal Credit during the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010.

PART I  FINANCIAL INFORMATION

Net cash used in financing activities was $0.8 million for the quarter ended March 31, 2011 compared to $2.2 million for the quarter ended March 31, 2010. Net cash flows used in financing activities for the quarter ended March 31, 2011 primarily resulted from the $1.9 million repurchase of White River common stock and $0.9 million of cash dividends paid.  This activity was partially offset by a net increase in the line of credit of $2.0 million. Net cash flows used in financing activities for the quarter ended March 31, 2010 primarily resulted from the $1.2 million repurchase of White River common stock and $1.0 million of cash dividends paid.

At March 31, 2011, White River and its subsidiary had cash and cash equivalents of $2.4 million compared to $3.3 million at December 31, 2010.

Coastal Credit has a revolving credit facility from a lending institution with a maximum borrowing limit at March 31, 2011 of $100 million. The maturity date on the line of credit is December 31, 2011 and the interest rate is the 1 month London Interbank Offered Rate (“LIBOR”) plus 2.60%.  As of March 31, 2011, Coastal Credit had $58.0 million of indebtedness outstanding under this facility as compared to $56.0 million as of December 31, 2010. Total availability under the line of credit at March 31, 2011 was $89.9 million based upon the level of eligible collateral, with $31.9 million available in excess of the amount utilized at March 31, 2011. The credit facility is secured by substantially all of the assets of Coastal Credit. In addition, White River has provided an unconditional corporate guaranty. Coastal Credit must maintain specified financial ratios within guidelines established by the lender. Interest is paid monthly at a variable rate, based on meeting certain financial criteria. The average rate during each of the months of March, 2011 and December, 2010 was LIBOR plus 2.60% which equated to 2.86%. There is an annual commitment fee of 1/8 of 1% on the average daily unused commitment. In the event of a significant pay down or an earlier retirement of the revolver commitment, Coastal Credit would sustain certain prepayment penalties. This facility limits distributions Coastal Credit may make to White River to 50% of Coastal Credit’s net income.

White River’s sources of liquidity, as the parent company, are limited and consist of cash on hand and distributions by Coastal Credit (subject to restrictions under Coastal Credit’s credit facility).

On November 11, 2009, the Board of Directors reauthorized White River’s previously announced share repurchase program. White River is authorized to repurchase up to 500,000 shares of its outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions.  As of March 31, 2011, White River has repurchased 482,429 shares of its outstanding common stock under the program for $7.3 million.

On May 5, 2011, White River announced that its Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to shareholders of record on May 16, 2011.  This quarterly dividend will be paid on May 31, 2011.

 Asset Quality

Set forth below is certain information concerning the credit loss experiences on the fixed rate retail automobile receivables of White River. There can be no assurance that future net loan loss experience on the receivables will be comparable to that set forth below. See “Discussion of Forward-Looking Statements.”

PART I  FINANCIAL INFORMATION

Finance Receivables – Coastal Credit

Delinquency experience of finance receivables at Coastal Credit, including unearned interest ($ in thousands):

	March 31,		December 31,
	2011		2010
	$	%	$	%

Finance receivables - gross balance	$122,649		$119,789

Delinquencies:
30-59 days	$900	0.7%	$1,209	1.0%
60-89 days	370	0.3%	538	0.4%
90+ days	362	0.3%	354	0.3%
Total delinquencies	$1,632	1.3%	$2,101	1.7%

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

PART I  FINANCIAL INFORMATION

Allowance for loan losses of finance receivables ($ in thousands):

	Quarters Ended March 31,
	2011	2010

Balance at beginning of period	$8,153	$8,085
Charge-offs	(1,829)	(2,272)
Recoveries	579	531
Provision for loan losses	1,050	1,891

Balance at the end of the period	$7,953	$8,235

Finance receivables, net of unearned finance charges	$120,635	$111,023

Allowance for loan losses as a percent of finance receivables, net of unearned finance charges	6.59%	7.42%

Annualized net charge-offs as a percent of finance receivables, net of unearned finance charges	4.14%	6.27%

Allowance for loan losses as a percent of annualized net charge-offs	159.06%	118.25%

Recent Market Developments

As the financial and credit markets continue to recover from the 2007-2009 recession and attendant financial crisis, some auto finance companies have experienced improved funding opportunities and increased originations, while others continue to experience limited sources of liquidity.  We believe White River is well positioned to continue operations and grow the company responsibly based on the following factors:

•	Coastal Credit is not dependent on the securitization market for financing.

•	At March 31, 2011, there was $31.9 million available, in excess of the amount utilized, from the line of credit, which expires December 2011.

•	White River is well capitalized with an equity to asset ratio of 57.8% as of March 31, 2011.

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

Changes in Internal Control Over Financial Reporting

During White River’s fiscal quarter ended March 31, 2011, there were no changes in White River’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect White River’s internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding White River’s purchases of shares of its common stock for the quarter ended March 31, 2011 is set forth in Note 10, “Dividends and Share Repurchase Program,” to White River’s condensed consolidated financial statements contained in this quarterly report on Form 10-Q, and is incorporated by reference herein.

ITEM 5. OTHER INFORMATION

Declaration of Cash Dividend

On May 5, 2011, the Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to be paid May 31, 2011 to shareholders of record on May 16, 2011.

Amendment to Employment Agreement of William E. McKnight

On May 10, 2011 White River and its wholly-owned subsidiary, Coastal Credit, entered into an amendment to the employment agreement of William E. McKnight, the President and Chief Executive Officer of Coastal Credit.  The amendment became effective upon signing.  The following is a description of the material terms of the amendment of Mr. McKnight’s employment agreement.

Under the amendment, the term of Mr. McKnight’s employment agreement is extended by two years from January 1, 2012 to January 1, 2014.  The amendment also provides that, effective as of January 1, 2012, Mr. McKnight’s annual base salary shall be $450,000.  In connection with the amendment to the employment agreement, Mr. McKnight, White River, and Coastal Credit also signed an amended and restated long-term cash incentive award agreement that provides for a long-term cash incentive award based on the value of 100,000 shares of White River’s common stock, vesting 33,333.33 shares annually and payable only in cash on January 1, 2012, 2013, and 2014, respectively.  Certain other amendments also were made to the provisions of Mr. McKnight’s employment agreement with respect to the vesting of the long-term cash incentive award agreement upon a termination not for “cause” or for “good reason” (as such terms are defined in the employment agreement), and the severance provisions applicable in the case of Mr. McKnight’s retirement or non-renewal of the agreement in order to coordinate such provisions with the extended employment term, as described above.

A copy of the amendment to Mr. McKnight’s employment agreement, and the amended and restated long-term cash incentive award agreement, are attached hereto as Exhibit 10.3 and incorporated by reference herein.

PART II  OTHER INFORMATION

Submission of Matters to a Vote of Security Holders

White River held its annual meeting of shareholders on May 5, 2011.  At this meeting, White River’s shareholders voted on the following two proposals:

1.	The election to the Board of Directors of the following individuals to hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified:

	Number of Votes
Director	For	Withheld	Broker Non-Votes
John M. Eggemeyer	2,303,428	79,784	1,035,154
Thomas C. Heagy	2,375,649	7,563	1,035,154
William E. McKnight	2,375,348	7,864	1,035,154
Daniel W. Porter	2,313,028	70,184	1,035,154
John W. Rose	2,375,294	7,918	1,035,154
Richard D. Waterfield	2,375,649	7,563	1,035,154

2.	A proposal to ratify the appointment of McGladrey & Pullen, LLP as the independent registered public accounting firm for White River for the year ending December 31, 2011:

Number of Votes
For	Against	Abstain	Broker Non-Votes
3,409,741	8,290	335	-0-

ITEM 6. EXHIBITS

No.	Description
10.1
Stock Repurchase Agreement dated March 14, 2011 by and among White River Capital, Inc. and the Sellers listed therein (incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed March 14, 2011)

10.2	Stock Award Agreement dated March 18, 2011 by and between Martin J. Szumski and White River Capital, Inc. (incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed March 23, 2011)
10.3
First Amendment to Employment Agreement dated May 10, 2011 by and among Coastal Credit, LLC, White River Capital, Inc., and William E. McKnight, along with Amended and Restated Terms of Long-Term Cash Incentive Award dated May 10, 2011

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

White River Capital, Inc.
(Registrant)

May 11, 2011	By:	/s/ Martin J. Szumski
Martin J. Szumski
Chief Financial Officer
(Signing on behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX

No.	Description	Location

10.1	Stock Repurchase Agreement dated March 14, 2011 by and among White River Capital, Inc. and the Sellers listed therein	Incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed March 14, 2011.

10.2	Stock Award Agreement dated March 18, 2011 by and between Martin J. Szumski and White River Capital, Inc.	Incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed March 23, 2011.

10.3
First Amendment to Employment Agreement dated May 10, 2011 by and among Coastal Credit, LLC, White River Capital, Inc., and William E. McKnight, along with Amended and Restated Terms of Long-Term Cash Incentive Award dated May 10, 2011
Attached

31.1	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached

31.2	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached