Form 10-Q
period 2011-09-30
White River Capital Inc
filed 2011-11-14
CIK 1318545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 7, 2011, there were 3,532,480 shares outstanding of the issuer’s Common Stock, without par value.

WHITE RIVER CAPITAL, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

- INDEX -

ii

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)

Cash and cash equivalents	$2,500	$3,287
Finance receivables—net	110,965	96,723
Deferred tax assets—net	37,576	40,914
Other assets	951	684

TOTAL	$151,992	$141,608

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Line of credit	$65,000	$56,000
Accrued interest	159	130
Other payables and accrued expenses	2,293	2,449

Total liabilities	67,452	58,579

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, without par value, authorized 3,000,000 shares; none issued and outstanding	-	-
Common Stock, without par value, authorized 20,000,000 shares; 3,532,480 and 3,706,759 issued and outstanding at September 30, 2011and December 31, 2010, respectively	174,163	177,403
Accumulated deficit	(89,623)	(94,374)

Total shareholders’ equity	84,540	83,029

TOTAL	$151,992	$141,608

See notes to condensed consolidated financial statements.

PART I.  FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
INTEREST:
Interest on receivables	$9,037	$8,382	$26,082	$24,333
Accretion and other interest	1	1	2	15

Total interest income	9,038	8,383	26,084	24,348

Interest expense	(471)	(382)	(1,385)	(1,098)

Net interest margin	8,567	8,001	24,699	23,250

Provision for loan losses	(928)	(1,587)	(2,683)	(5,088)

Net interest margin after provision for loan losses	7,639	6,414	22,016	18,162

OTHER REVENUES (EXPENSES):
Salaries and benefits	(2,312)	(2,157)	(6,947)	(6,470)
Other operating expenses	(1,005)	(1,081)	(3,427)	(3,526)
Change in fair market valuation of creditor notes payable	-	46	43	135
Gain from deficiency account sale	-	-	-	37
Other expense	(88)	(67)	(313)	(118)

Total other expenses	(3,405)	(3,259)	(10,644)	(9,942)

INCOME BEFORE INCOME TAXES	4,234	3,155	11,372	8,220

INCOME TAX EXPENSE	(1,383)	(1,364)	(3,888)	(3,106)

NET INCOME	$2,851	$1,791	$7,484	$5,114

NET INCOME PER COMMON SHARE (BASIC)	$0.79	$0.48	$2.06	$1.32

NET INCOME PER COMMON SHARE (DILUTED)	$0.79	$0.48	$2.06	$1.32

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,588,898	3,756,059	3,630,041	3,871,051

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,592,497	3,758,098	3,635,438	3,872,621

See notes to condensed consolidated financial statements.

PART I.  FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

NET INCOME	$2,851	$1,791	$7,484	$5,114

OTHER COMPREHENSIVE INCOME:
Net unrealized change on recombined assets and Beneficial Interest in Master Trust, net of tax	-	-	-	(3)

COMPREHENSIVE INCOME	$2,851	$1,791	$7,484	$5,111

See notes to condensed consolidated financial statements.

PART I.  FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,484	$5,114
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of other comprehensive income	-	(5)
Accretion of securitization discount	-	(1)
Provision for loan losses	2,683	5,088
Amortization and depreciation	255	290
Amortization of discount and interest accrued on creditor notes payable	43	128
Loss (gain) from disposition of equipment	(3)	7
Deferred income taxes	3,338	2,743
Change in fair value of creditor notes payable	(43)	(135)
Stock based compensation expense	170	296
Changes in assets and liabilities:
Accrued interest receivable and other assets	(278)	(19)
Other payables and accrued expenses	(127)	510
Net cash provided by operating activities	13,522	14,016

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of finance receivables	(63,242)	(51,654)
Collections on finance receivables	46,323	39,686
Principal collections and recoveries on receivables held for investment	(6)	133
Capital expenditures	(241)	(18)
Net cash used in investing activities	(17,166)	(11,853)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock repurchased	(3,410)	(3,693)
Common stock cash dividend	(2,733)	(2,916)
Net borrowing on line of credit	9,000	2,000
Net cash provided by (used in) financing activities	2,857	(4,609)

DECREASE IN CASH AND CASH EQUIVALENTS	(787)	(2,446)
CASH AND CASH EQUIVALENTS—Beginning of year	3,287	6,797
CASH AND CASH EQUIVALENTS—End of period	$2,500	$4,351

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax paid	$348	$-
Interest paid	$1,313	$968

See notes to condensed consolidated financial statements.

PART I.  FINANCIAL INFORMATION

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) QUARTERS AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010

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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 will supersede some of the guidance in Accounting Standards Codification Topic 220. The main provisions of this ASU provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements: (i) a single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income; (ii) in a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. This ASU is effective beginning with the first quarter of 2012 and will have no material impact on the White River consolidated financial statements.

2. GENERAL DISCUSSION

White River Capital, Inc. (“White River” or the “Company”) is a holding company for specialized indirect auto finance businesses, with one principal operating subsidiary, Coastal Credit LLC (“Coastal Credit”). Coastal Credit, based in Virginia Beach, Virginia, is a specialized subprime auto finance company engaged in acquiring subprime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks.  Coastal Credit then services the receivables it acquires. Coastal Credit operates in 26 states through 16 offices.

PART I.  FINANCIAL INFORMATION

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

PART I.  FINANCIAL INFORMATION

The allowance for loan losses is established systematically by management based on the determination of the amount of credit losses inherent in the finance receivables as of the reporting date. All finance receivables of the Company are collectively evaluated for impairment. The Company reviews charge off experience factors, delinquency reports, historical collection rates and other information in order to make the necessary judgments as to credit losses inherent in the portfolio as of the reporting date. The Company measures its credit exposure by determining credit risk profiles based on payment activity and contractual delinquency. In addition to contractually delinquent accounts, the Company also evaluates historical loss performance of other accounts in their final stages of collection, in the aggregate, in determining the allowance for loan losses.  These accounts amounted to $0.9 million as of September 30, 2011 and December 31, 2010. Assumptions regarding probable credit losses are reviewed quarterly and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumptions increase, there could be an increase in the amount of allowance for loan losses required, which could decrease the net carrying value of finance receivables and increase the provision for loan losses recorded on the consolidated statements of operations. The Company believes that the existing allowance for loan losses is sufficient to absorb probable finance receivable losses.

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

PART I.  FINANCIAL INFORMATION

Coastal Credit Finance receivables – net outstanding were as follows (in thousands):

	September 30, 2011	December 31, 2010

Finance receivables, gross	$133,928	$119,788
Unearned finance charge income	(1,858)	(1,951)
Finance receivables, net of unearned finance charge income	132,070	117,837

Accretable unearned acquisition discounts and fees	(13,402)	(12,961)
Finance receivables, net of unearned finance charge income and discounts and fees	118,668	104,876

Allowance for loan losses	(7,703)	(8,153)

Finance receivables - net	$110,965	$96,723

Activity in the Coastal Credit allowance for loan losses on finance receivables is as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Balance at beginning of period	$7,703	$8,345	$8,153	$8,085
Charge-offs	(1,614)	(2,062)	(5,051)	(6,453)
Recoveries	686	539	1,924	1,613
Provision for loan losses	928	1,583	2,677	5,160

Balance at the end of the period	$7,703	$8,405	$7,703	$8,405

Finance receivables, net of unearned finance charges	$132,070	$116,944	$132,070	$116,944

Allowance for loan losses as a percent of finance receivables, net of unearned finance charges	5.83%	7.19%	5.83%	7.19%

Annualized net charge-offs as a percent of finance receivables, net of unearned finance charges	2.81%	5.21%	3.16%	5.52%

Allowance for loan losses as a percent of annualized net charge-offs	207.52%	137.97%	184.75%	130.24%

PART I.  FINANCIAL INFORMATION

The following is an assessment of the credit quality of the finance receivables as of September 30, 2011 and December 31, 2010. Delinquency experience of finance receivables at Coastal Credit, including unearned interest under contractual terms ($ in thousands):

	September 30, 2011		December 31, 2010
	$	%	$	%

Finance receivables - gross balance	$133,928		$119,788

Delinquencies:
30-59 days	$1,225	0.9%	$1,209	1.0%
60-89 days	512	0.4%	538	0.4%
90+ days	442	0.3%	354	0.3%
Total delinquencies	$2,179	1.6%	$2,101	1.8%

4. OTHER ASSETS

Other assets are as follows (in thousands):

	September 30, 2011	December 31, 2010

Prepaid expenses	$252	$337
Property, equipment and leasehold improvements, net	476	335
Other	223	12
Total other assets	$951	$684

5. INCOME TAXES

White River had no liability recorded for unrecognized tax benefits at September 30, 2011 or December 31, 2010.

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

Upon completion of its 2010 federal and state income tax returns in September 2011, White River determined that its estimated statutory tax rate, used to tax effect its temporary differences, had changed based on the 2010 state apportionment results.  Such new apportionments were the result of changes in volumes of business in various states which resulted in an increase in the estimated state tax effective rate which increased the overall statutory rates applied to White River’s temporary differences. This change in the effective rate resulted in an increase to the net deferred tax asset of approximately $176,000 which reduced the income tax expense for the nine months ended September 30, 2011.

PART I.  FINANCIAL INFORMATION

6. STOCK-BASED COMPENSATION

On October 26, 2005, the board of directors of White River adopted the White River Capital, Inc. Directors Stock Compensation Plan. The plan provides for the payment of a portion of regular fees to certain members of the board of directors in the form of shares of White River common stock. The terms of the plan include the reservation of 100,000 shares of White River common stock for issuance under the plan. As of September 30, 2011, 55,134 shares of White River common stock were issued under this plan.

On May 18, 2009, White River entered into a new employment agreement with William McKnight, President and Chief Executive Officer of Coastal Credit. Mr. McKnight’s employment agreement was amended on May 10, 2011, pursuant to which the term of his employment was extended by two years to January 1, 2014, and his annual base salary was increased to $450,000 effective January 1, 2012. This employment agreement includes a long-term incentive award providing for the payment, in cash, of the value of 100,000 shares of White River stock, vesting in three annual increments of 33,333.33 shares on January 1, 2010, 2011 and 2012. This long-term incentive award was extended pursuant to the May 10, 2011 amendment in that an additional 33,333.33 shares will vest annually and payable only in cash on January 1, 2013 and 2014. This award is accounted for as a liability award. The value of payment is determined based on the mean of the trading value of White River shares for 20 trading days prior to the vesting date. Compensation expense related to this award approximated $165,000 and $191,000 for the quarters ended September 30, 2011 and 2010, respectively, and  $483,000 and $418,000 for the  nine months ended September 30, 2011 and 2010, respectively. The compensation expense related to this award is included in salaries and benefits expenses in the accompanying consolidated statements of operations. The total income tax benefit recognized in the income statement for this share-based compensation arrangement was approximately $64,000 and $70,000 for the quarters ended September 30, 2011 and 2010, respectively, and $186,000 and $153,000 for the nine months ended September 30, 2011 and 2010, respectively.

On May 5, 2006, White River shareholders approved the White River Capital, Inc. 2005 Stock Incentive Plan. The purpose of this plan is to offer certain employees, non-employee directors, and consultants the opportunity to acquire a proprietary interest in White River. The plan provides for the grant of options, restricted stock awards and performance stock awards. The total number of options and stock awards that may be awarded under the plan may not exceed 250,000. As of September 30, 2011, White River awarded restricted stock awards totaling 127,100 shares and 93,700 of these shares have vested and have been issued and 23,400 shares have been forfeited. Forfeited shares are available for the purposes of the plan. White River has not issued stock options as of September 30, 2011. The following is a summary of the status of White River’s non-vested restricted stock awards and changes during the respective periods:

	Nine Months Ended September 30,
	2011		2010
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Beginning nonvested awards	2,000	$6.45	4,400	$7.96
Granted	10,000	17.25	-	-
Vested	-	-	(400)	23.10
Forfeited	-	-	-	-
Ending nonvested awards	12,000	$15.45	4,000	$6.45

PART I.  FINANCIAL INFORMATION

The value of restricted awards is determined based on the trading value of White River shares on the grant date. Compensation expense related to these awards approximated $20,000 and $5,000 for the quarters ended September 30, 2011 and 2010, respectively, and $50,000 and $23,000 for the nine months ended September 30, 2011 and 2010, respectively. The compensation expense related to these awards is included in salaries and benefits expense in the accompanying consolidated statements of operations. The total income tax benefit recognized in the income statement for this share-based compensation arrangement was approximately $8,000 and $2,000 for the quarters ended September 30, 2011 and 2010, respectively, and $19,000 and $8,000 for the nine months ended September 30, 2011 and 2010, respectively. There was $1.6 million and $0.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements and liability awards granted as of September 30, 2011 and 2010, respectively. That cost is expected to be recognized over a weighted-average period of 2.3 years and 1.3 years as of September 30, 2011 and 2010, respectively.

On October 26, 2011, White River entered into a Stock Award Agreement under the 2005 Stock Incentive Plan with John M. Eggemeyer, III, White River’s Chairman of the Board and Chief Executive Officer.  Under the agreement, White River granted to Mr. Eggemeyer 50,000 shares of common stock as a performance stock award.  The shares vest in one installment, in full, on the date White River’s audited financial statements for the fiscal year ended December 31, 2013 are completed and attested to by White River’s independent registered public accounting firm if the following earnings per share goals are met: (i) $3.00 net income per fully-diluted common share for 2011; (ii) $3.30 for 2012; and (iii) $3.75 for 2013.  Notwithstanding the foregoing, the shares also vest upon the occurrence of a “Vesting Event,” as defined in the 2005 Stock Incentive Plan, subject to possible earlier forfeiture as provided in the agreement.

PART I.  FINANCIAL INFORMATION

7. BUSINESS SEGMENT INFORMATION

Set forth in the table below is certain financial information with respect to White River’s reportable segments (in thousands):

For The Quarter Ended September 30, 2011	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$9,037	$1	$9,038

Interest expense	(471)	-	(471)

Net interest margin	8,566	1	8,567

Provision for loan losses	(928)	-	(928)

Net interest margin after provision for loan losses	7,638	1	7,639

Total other expenses	(3,063)	(342)	(3,405)

Income (loss) before income taxes	$4,575	$(341)	$4,234

For The Quarter Ended September 30, 2010	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$8,382	$1	$8,383

Interest expense	(338)	(44)	(382)

Net interest margin (deficit)	8,044	(43)	8,001

Provision for loan losses	(1,583)	(4)	(1,587)

Net interest margin (deficit) after provision for loan losses	6,461	(47)	6,414

Total other expenses	(2,843)	(416)	(3,259)

Income (loss) before income taxes	$3,618	$(463)	$3,155

PART I.  FINANCIAL INFORMATION

For The Nine Months Ended September 30, 2011	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$26,082	$2	$26,084

Interest expense	(1,342)	(43)	(1,385)

Net interest margin (deficit)	24,740	(41)	24,699

Provision for loan losses	(2,677)	(6)	(2,683)

Net interest margin (deficit) after provision for loan losses	22,063	(47)	22,016

Total other expenses	(9,341)	(1,303)	(10,644)

Income (loss) before income taxes	$12,722	$(1,350)	$11,372

For The Nine Months Ended September 30, 2010	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$24,331	$17	$24,348

Interest expense	(968)	(130)	(1,098)

Net interest margin (deficit)	23,363	(113)	23,250

Recovery (provision) for loan losses	(5,160)	72	(5,088)

Net interest margin (deficit) after recovery (provision) for loan losses	18,203	(41)	18,162

Total other expenses	(8,436)	(1,506)	(9,942)

Income (loss) before income taxes	$9,767	$(1,547)	$8,220

The following table presents assets with respect to White River’s reportable segments (in thousands) at:

	September 30, 2011	December 31, 2010

Corporate and other	$38,105	$41,599
Coastal Credit	113,887	100,009

	$151,992	$141,608

PART I.  FINANCIAL INFORMATION

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

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income in thousands	$2,851	$1,791	$7,484	$5,114

Weighted average shares outstanding	3,588,898	3,756,059	3,630,041	3,871,051

Incremental shares from assumed conversions:
Stock award plans	3,599	2,039	5,397	1,570

Weighted average shares and assumed incremental shares	3,592,497	3,758,098	3,635,438	3,872,621

Earnings per share:

Basic	$0.79	$0.48	$2.06	$1.32

Diluted	$0.79	$0.48	$2.06	$1.32

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

PART I.  FINANCIAL INFORMATION

10. DIVIDENDS AND SHARE REPURCHASE PROGRAM

On November 11, 2009, the Board of Directors reauthorized White River’s previously announced share repurchase program. Under this program, White River was authorized to repurchase up to 500,000 shares of its outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions.  As of September 30, 2011, White River has repurchased all 500,000 shares of its outstanding common stock under the program for $7.7 million. Information on the shares repurchased during the quarter ended September 30, 2011 under the program is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Program

July 1, 2011 - July 31, 2011	-	$-	-	17,571
August 1, 2011 - August 31, 2011	17,500	$18.73	17,500	71
September 1, 2011 - September 30, 2011	71	$19.40	71	-
	17,571	$18.73	17,571

On August 11, 2011, White River announced that its Board of Directors approved a new program to repurchase, from time to time and subject to market conditions, up to 250,000 shares of White River’s outstanding common stock, on the open market or in privately negotiated transactions. As of September 30, 2011, White River has repurchased 62,829 shares of its outstanding common stock under the program for $1.2 million. Information on the shares repurchased during the quarter ended September 30, 2011 under the program is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Program

July 1, 2011 - July 31, 2011	-	$-	-	-
August 1, 2011 - August 31, 2011	-	$-	-	250,000
September 1, 2011 - September 30, 2011	62,829	$19.40	62,829	187,171
	62,829	$19.40	62,829

On August 1, 2011, White River announced that its Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to shareholders of record on August 11, 2011.  This quarterly dividend was paid on August 25, 2011.

PART I.  FINANCIAL INFORMATION

11. SUBSEQUENT EVENTS

On October 26, 2011, White River entered into a Stock Award Agreement under the 2005 Stock Incentive Plan with John M. Eggemeyer, III, White River’s Chairman of the Board and Chief Executive Officer.  Under the agreement, White River granted to Mr. Eggemeyer 50,000 shares of common stock as a performance stock award.  The shares vest in one installment, in full, on the date White River’s audited financial statements for the fiscal year ended December 31, 2013 are completed and attested to by White River’s independent registered public accounting firm if the following earnings per share goals are met: (i) $3.00 net income per fully-diluted common share for 2011; (ii) $3.30 for 2012; and (iii) $3.75 for 2013.  Notwithstanding the foregoing, the shares also vest upon the occurrence of a “Vesting Event,” as defined in the 2005 Stock Incentive Plan, subject to possible earlier forfeiture as provided in the agreement.

On October 28, 2011, White River’s Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to be paid on November 21, 2011 to shareholders of record as of November 7, 2011.

On November 9, 2011, a Fourth Amendment to Finance Agreement was executed with Coastal Credit’s line of credit lender. This agreement will be effective January 1, 2012 and will extend the line of credit for three years. The new maturity date for the line of credit is December 31, 2014.  The annual commitment fee will remain at 1/8 of 1% but will increase to 1/2 of 1% if the average unused portion of the commitment for such calendar month is less than or equal to 50% of the commitment. The new agreement also increases the distributions Coastal Credit can make to White River to 80% of Coastal Credit’s pre-tax income from 50% of Coastal Credit’s pre-tax income.

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Founded in 2004, White River Capital, Inc. (“White River”) is a financial services holding company headquartered in Rancho Santa Fe, California with one principal operating subsidiary.

Coastal Credit LLC (“Coastal Credit”), based in Virginia Beach, Virginia, is a specialized subprime auto finance company engaged in acquiring subprime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks. Coastal Credit then services the receivables it acquires. Coastal Credit operates in 26 states through 16 offices.

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

PART I.  FINANCIAL INFORMATION

The ultimate realization of the deferred tax asset depends on White River’s ability to generate sufficient taxable income in the future and its ability to avoid an ownership change for tax purposes. The valuation allowance has been derived pursuant to the provisions of ASC Topic No. 740, Income Taxes, and reduces the total deferred tax asset to an amount that will “more likely than not” be realized. As of September 30, 2011 and December 31, 2010, there was no liability recorded for unrecognized tax benefits.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 will supersede some of the guidance in Accounting Standards Codification Topic 220. The main provisions of this ASU provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements: (i) a single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income; (ii) in a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. This ASU is effective beginning with the first quarter of 2012 and will have no material impact on the White River consolidated financial statements.

Results of Operations

The Quarter Ended September 30, 2011 Compared to the Quarter Ended September 30, 2010 – Overview

Net income was $2.9 million, or $0.79 per diluted share, for the quarter ended September 30, 2011, compared to $1.8 million, or $0.48 per diluted share, for the quarter ended September 30, 2010. The increase in net income from the prior year is primarily due to an increase of $0.7 million in interest on receivables and a decrease of $0.7 million in provision for loan losses during the quarter ended September 30, 2011.

The Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010 – Overview

Net income was $7.5 million, or $2.06 per diluted share, for the nine months ended September 30, 2011, compared to $5.1 million, or $1.32 per diluted share, for the nine months ended September 30, 2010. The increase in net income from the prior year is primarily due to an increase of $1.7 million in interest on receivables and a decrease of $2.4 million in provision for loan losses during the nine months ended September 30, 2011. This was partially offset by an increase in income tax expense of $0.8 million.

PART I.  FINANCIAL INFORMATION

Discussion of Results

The following table presents consolidating financial information for White River for the periods indicated (in thousands):

For The Quarter Ended September 30, 2011	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$9,037	$1	$9,038

Interest expense	(471)	-	(471)

Net interest margin	8,566	1	8,567

Provision for loan losses	(928)	-	(928)

Net interest margin after provision for loan losses	7,638	1	7,639

Total other expenses	(3,063)	(342)	(3,405)

Income (loss) before income taxes	4,575	(341)	4,234

Income tax expense	-	(1,383)	(1,383)

Net income (loss)	$4,575	$(1,724)	$2,851

For The Quarter Ended September 30, 2010	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$8,382	$1	$8,383

Interest expense	(338)	(44)	(382)

Net interest margin (deficit)	8,044	(43)	8,001

Provision for loan losses	(1,583)	(4)	(1,587)

Net interest margin (deficit) after provision for loan losses	6,461	(47)	6,414

Total other expenses	(2,843)	(416)	(3,259)

Income (loss) before income taxes	3,618	(463)	3,155

Income tax expense	-	(1,364)	(1,364)

Net income (loss)	$3,618	$(1,827)	$1,791

PART I.  FINANCIAL INFORMATION

For The Nine Months Ended September 30, 2011	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$26,082	$2	$26,084

Interest expense	(1,342)	(43)	(1,385)

Net interest margin (deficit)	24,740	(41)	24,699

Provision for loan losses	(2,677)	(6)	(2,683)

Net interest margin (deficit) after provision for loan losses	22,063	(47)	22,016

Total other expenses	(9,341)	(1,303)	(10,644)

Income (loss) before income taxes	12,722	(1,350)	11,372

Income tax expense	-	(3,888)	(3,888)

Net income (loss)	$12,722	$(5,238)	$7,484

For The Nine Months Ended September 30, 2010	Coastal Credit	Corporate and Other	Consolidated

Total interest income	$24,331	$17	$24,348

Interest expense	(968)	(130)	(1,098)

Net interest margin (deficit)	23,363	(113)	23,250

Recovery (provision) for loan losses	(5,160)	72	(5,088)

Net interest margin (deficit) after recovery (provision) for loan losses	18,203	(41)	18,162

Total other expenses	(8,436)	(1,506)	(9,942)

Income (loss) before income taxes	9,767	(1,547)	8,220

Income tax expense	-	(3,106)	(3,106)

Net income (loss)	$9,767	$(4,653)	$5,114

The Quarter Ended September 30, 2011 Compared to the Quarter Ended September 30, 2010 - Consolidated

Interest on receivables increased $0.6 million to $9.0 million for the quarter ended September 30, 2011 compared to $8.4 million for the quarter ended September 30, 2010. This increase is a result of an increase in the Coastal Credit average finance receivable balance to $116.4 million during the quarter ended September 30, 2011 as compared to $102.3 million during the quarter ended September 30, 2010.

Interest expense was $0.5 million for the quarter ended September 30, 2011 as compared to $0.4 million for the quarter ended September 30, 2010. Costal Credit’s average line of credit was $63.1 million for the quarter ended September 30, 2011 compared to $42.0 million for the quarter ended September 30, 2010.

Provision for loan losses was $0.9 million compared to $1.6 million for the quarters ended September 30, 2011 and 2010, respectively. Provision for loan losses is charged to income to bring Coastal Credit’s allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables.  This reduction in provision for loan losses was a result of the continued improved performance of the finance receivables and reduced levels of charge-offs.

PART I.  FINANCIAL INFORMATION

Salaries and benefits were relatively stable at $2.3 million for the quarter ended September 30, 2011 compared to $2.2 million for the quarter ended September 30, 2010.

Other operating expenses were $1.0 million compared to $1.1 million for the quarters ended September 30, 2011 and 2010, respectively. This decrease is due primarily to lower professional fees.

Income tax expense was $1.4 million for the quarters ended September 30, 2011 and 2010. The expense is based on the estimated effective tax rates for 2011 and 2010, respectively. Upon completion of its 2010 federal and state income tax returns in September 2011, White River determined that its estimated statutory tax rate, used to tax effect its temporary differences, had changed based on the 2010 state apportionment results.  Such new apportionments were the result of changes in volumes of business in various states which resulted in an increase in the estimated state tax effective rate which increased the overall statutory rates applied to White River’s temporary differences. This change in the effective rate resulted in an increase to the net deferred tax asset of approximately $176,000 which reduced the income tax expense for the nine months ended September 30, 2011.

The Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010 - Consolidated

Interest on receivables increased $1.8 million to $26.1 million for the nine months ended September 30, 2011 compared to $24.3 million for the nine months ended September 30, 2010. This increase is a result of an increase in the Coastal Credit average finance receivable balance to $110.9 million during the nine months ended September 30, 2011 as compared to $99.8 million during the nine months ended September 30, 2010.

Interest expense was $1.4 million and $1.1 million for the nine months ended September 30, 2011 and 2010, respectively. This increase is a result of an increase in Costal Credit’s average line of credit to $59.9 million for the nine months ended September 30, 2011 compared to $40.9 million for the nine months ended September 30, 2010.

Provision for loan losses was $2.7 million compared to $5.1 million for the nine months ended September 30, 2011 and 2010, respectively. Provision for loan losses is charged to income to bring Coastal Credit’s allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables.  This reduction in provision for loan losses was a result of the continued improved performance of the finance receivables and reduced levels of charge-offs.

Salaries and benefits were $6.9 million for the nine months ended September 30, 2011 compared to $6.5 million for the nine months ended September 30, 2010.  This increase is related to the increase in performance based compensation.

Other operating expenses were $3.4 million compared to $3.5 million for the nine months ended September 30, 2011 and 2010, respectively.

PART I.  FINANCIAL INFORMATION

Income tax expense was $3.9 million for the nine months ended September 30, 2011 compared to $3.1 million for the nine months ended September 30, 2010. The expense is based on the estimated effective tax rates for 2011 and 2010, respectively. Upon completion of its 2010 federal and state income tax returns in September 2011, White River determined that its estimated statutory tax rate, used to tax effect its temporary differences, had changed based on the 2010 state apportionment results.  Such new apportionments were the result of changes in volumes of business in various states which resulted in an increase in the estimated state tax effective rate which increased the overall statutory rates applied to White River’s temporary differences. This change in the effective rate resulted in an increase to the net deferred tax asset of approximately $176,000 which reduced the income tax expense for the nine months ended September 30, 2011.

Financial Condition as of September 30, 2011 and December 31, 2010

Finance Receivables, Net

Finance receivables, net increased to $111.0 million at September 30, 2011 as compared to $96.7 million at December 31, 2010. A significant number of contracts acquired by Coastal Credit are contracts made with borrowers who are in the United States military. As of September 30, 2011, 53.6% of the Coastal Credit receivables were with borrowers who are in the United States military as compared to 47.7% as of December 31, 2010. Coastal Credit believes that having in the portfolio a significant percentage of contracts for which the borrowers are United States military personnel contributes to lower payment delinquency and greater collection personnel efficiencies. Coastal Credit requests that all borrowers who are in the military use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower. Delinquency of payments on contracts paid by allotment historically has been less than delinquency of payments on contracts not paid by allotment. As a result, the collection effort associated with the military contracts requires substantially less time, allowing Coastal Credit’s collection staff to focus on non-military contracts.

Accrued Interest Payable

Accrued interest payable was $0.2 million at September 30, 2011 as compared to $0.1 million at December 31, 2010. This increase is primarily a result of the increase in the line of credit.

Liquidity and Capital Resources for the Nine Months Ended September 30, 2011 and 2010

Net cash provided by operating activities was $13.5 million for the nine months ended September 30, 2011 compared to $14.0 million for the nine months ended September 30, 2010. This decrease is primarily a result of a reduction of $0.2 million in other payables and accrued expenses and $0.3 million of taxes paid during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Net cash used in investing activities was $17.2 million for the nine months ended September 30, 2011 compared to $11.9 million for the nine months ended September 30, 2010. This change was primarily the result of the net increase in finance receivables acquired by Coastal Credit during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

PART I.  FINANCIAL INFORMATION

Net cash provided by financing activities was $2.9 million for the nine months ended September 30, 2011 compared to net cash used in financing activities of $4.6 million for the nine months ended September 30, 2010. Net cash flows provided by financing activities for the nine months ended September 30, 2011 primarily resulted from the $9.0 million increase in the line of credit. This activity was partially offset by the $3.4 million repurchase of White River common stock and $2.7 million of cash dividends paid. Net cash flows used in financing activities for the nine months ended September 30, 2010 primarily resulted from the $3.7 million repurchase of White River common stock and $2.9 million of cash dividends paid.  This activity was partially offset by the $2.0 million increase in the line of credit.

At September 30, 2011, White River and its subsidiary had cash and cash equivalents of $2.5 million compared to $4.4 million at September 30, 2010.

Coastal Credit has a revolving credit facility from a lending institution with a maximum borrowing limit at September 30, 2011 of $100.0 million. The original maturity date on the line of credit was December 31, 2011, but pursuant to a Fourth Amendment to Finance Agreement executed on November 9, 2011 between Coastal Credit and its line of credit lender, which becomes effective January 1, 2012, the maturity date has been extended for three years to December 31, 2014. The interest rate is the 1 month London Interbank Offered Rate (“LIBOR”) plus 2.60%.  As of September 30, 2011, Coastal Credit had $65.0 million of indebtedness outstanding under this facility as compared to $56.0 million as of December 31, 2010.  Coastal Credit increased its draws on the line of credit to purchase finance receivables and to fund White River’s stock repurchase programs and dividend payments during 2011. Total availability under the line of credit at September 30, 2011 was $99.0 million based upon the level of eligible collateral, with $34.0 million available in excess of the amount utilized at September 30, 2011. The credit facility is secured by substantially all of the assets of Coastal Credit. In addition, White River has provided an unconditional corporate guaranty. Coastal Credit must maintain specified financial ratios within guidelines established by the lender. Interest is paid monthly at a variable rate, based on meeting certain financial criteria. The average rate during each of the months of September, 2011 and December, 2010 was LIBOR plus 2.60% which equated to 2.82% and 2.86%, respectively. There is an annual commitment fee of 1/8 of 1% on the average daily unused commitment.  Pursuant to the Fourth Amendment, effective January 1, 2012 this annual commitment fee will remain at 1/8 of 1% but will increase to 1/2 of 1% if the average unused portion of the commitment for such calendar month is less than or equal to 50% of the commitment.  In the event of a significant pay down or an earlier retirement of the revolver commitment, Coastal Credit would sustain certain prepayment penalties. This facility limits distributions Coastal Credit may make to White River to 50% of Coastal Credit’s pre-tax net income, which increases to 80% effective January 1, 2012 pursuant to the Fourth Amendment.

White River’s sources of liquidity, as the parent company, are limited and consist of cash on hand and distributions by Coastal Credit (subject to restrictions under Coastal Credit’s credit facility).

On November 11, 2009, the Board of Directors reauthorized White River’s previously announced share repurchase program. White River is authorized to repurchase up to 500,000 shares of its outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions.  As of September 30, 2011, White River has repurchased 500,000 shares of its outstanding common stock under the program for $7.7 million.

On August 11, 2011, White River announced that its Board of Directors approved a new program to repurchase, from time to time and subject to market conditions, up to 250,000 shares of White River’s outstanding common stock, without par value, on the open market or in privately negotiated transactions. As of September 30, 2011, White River has repurchased 62,829 shares of its outstanding common stock under the new program for $1.2 million.

PART I.  FINANCIAL INFORMATION

On October 28, 2011, White River’s Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to be paid on November 21, 2011 to shareholders of record as of November 7, 2011.

 Asset Quality

Set forth below is certain information concerning the credit loss experiences on the fixed rate retail automobile receivables of White River. There can be no assurance that future net loan loss experience on the receivables will be comparable to that set forth below. See “Discussion of Forward-Looking Statements.”

Finance Receivables – Coastal Credit

Delinquency experience of finance receivables at Coastal Credit, including unearned interest ($ in thousands):

	September 30, 2011		December 31, 2010
	$	%	$	%

Finance receivables - gross balance	$133,928		$119,788

Delinquencies:
30-59 days	$1,225	0.9%	$1,209	1.0%
60-89 days	512	0.4%	538	0.4%
90+ days	442	0.3%	354	0.3%
Total delinquencies	$2,179	1.6%	$2,101	1.8%

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

PART I.  FINANCIAL INFORMATION

Allowance for loan losses of finance receivables ($ in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Balance at beginning of period	$7,703	$8,345	$8,153	$8,085
Charge-offs	(1,614)	(2,062)	(5,051)	(6,453)
Recoveries	686	539	1,924	1,613
Provision for loan losses	928	1,583	2,677	5,160

Balance at the end of the period	$7,703	$8,405	$7,703	$8,405

Finance receivables, net of unearned finance charges	$132,070	$116,944	$132,070	$116,944

Allowance for loan losses as a percent of finance receivables, net of unearned finance charges	5.83%	7.19%	5.83%	7.19%

Annualized net charge-offs as a percent of finance receivables, net of unearned finance charges	2.81%	5.21%	3.16%	5.52%

Allowance for loan losses as a percent of annualized net charge-offs	207.52%	137.97%	184.75%	130.24%

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

•
At September 30, 2011, there was $34.0 million available, in excess of the amount utilized, from the line of credit. On November 9, 2011, an amendment to this financing agreement was executed which extends the maturity of the line of credit to December 31, 2014.

•	White River is well capitalized with an equity to asset ratio of 55.6% as of September 30, 2011.

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

PART I.  FINANCIAL INFORMATION

In addition, on July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry. Many provisions of the Dodd-Frank Act went into effect on July 21, 2011. The Dodd-Frank Act includes provisions affecting large and small financial industry participants alike, including several provisions that will profoundly affect how certain companies providing consumer financial products and services, such as Coastal Credit, will be regulated in the future. Among other things, the Dodd-Frank Act establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including non-bank commercial companies in the business of extending credit and servicing consumer loans. The Dodd-Frank Act contains numerous other provisions affecting financial industry participants of all types, many of which may have an impact on the operating environment of the Company in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is likely to affect our cost of doing business. It may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The nature and extent of future legislative and regulatory changes affecting financial institutions and non-bank commercial companies, including as a result of the Dodd-Frank Act, is very unpredictable at this time. The Company’s management continues to actively monitor the implementation of the Dodd-Frank Act and the regulations promulgated there under and assess its probable impact on the business, financial condition, and results of operations of the Company. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Company in particular, is uncertain at this time.

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

PART I.  FINANCIAL INFORMATION

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

Changes in Internal Control Over Financial Reporting

During White River’s fiscal quarter ended September 30, 2011, there were no changes in White River’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect White River’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding White River’s purchases of shares of its common stock for the quarter ended September 30, 2011 is set forth in Note 10, “Dividends and Share Repurchase Program,” to White River’s condensed consolidated financial statements contained in this quarterly report on Form 10-Q, and is incorporated by reference herein.

ITEM 5. OTHER INFORMATION

Declaration of Cash Dividend

On October 28, 2011, White River’s Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to be paid on November 21, 2011 to shareholders of record as of November 7, 2011.

Amendment to Wells Fargo Finance Agreement

On November 9, 2011, Coastal Credit executed a Fourth Amendment to Finance Agreement with Wells Fargo Preferred Capital, Inc. (“Wells Fargo”), which further amends the existing Amended Finance Agreement between Coastal Credit and Wells Fargo, dated April 16, 2001, as amended.  The Fourth Amendment will become effective January 1, 2012 and extends the maturity date of the line of credit for three years to December 31, 2014.  The Fourth Amendment does not change the total commitment under the line of credit, which remains at $100 million, nor does it change the interest rate, which remains at the 1 month LIBOR plus 2.60%.  The annual commitment fee will remain at 1/8 of 1%, but will increase to 1/2 of 1% if the average unused portion of the commitment for such calendar month is less than or equal to 50% of the commitment.  The Fourth Amendment also increases the distributions Coastal Credit can make to White River from 50% to 80% of Coastal Credit’s pre-tax income.  The Amended Finance Agreement continues to be subject to financial and other covenants, however, the Fourth Amendment eliminates the minimum adjusted tangible net worth covenant and increases the EBITDA ratio covenant from 1.25 to 1 to 1.50 to 1.

The foregoing description of the Fourth Amendment does not purport to be complete and is qualified in its entirety by reference to the complete terms and conditions of the Fourth Amendment, which is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 6. EXHIBITS.

No.	Description

10.1
Stock Award Agreement dated October 26, 2011 by and between John M. Eggemeyer, III and White River Capital, Inc. (incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed November 1, 2011).

10.2	Fourth Amendment to Amended Finance Agreement dated November 9, 2011 between Coastal Credit, L.L.C. and Wells Fargo Preferred Capital, Inc.

31.1	CEO Certification required by 17 C.F.R. Section 240.13a-14(a).

31.2	CFO Certification required by 17 C.F.R. Section 240.13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from White River’s Form 10-Q for the quarterly period ended September 30, 2011, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*
Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or as a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.  The financial information contained in the XBRL-related documents is unaudited and unreviewed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

White River Capital, Inc.
(Registrant)

November 14, 2011	By:	/s/ Martin J. Szumski
Martin J. Szumski
Chief Financial Officer
(Signing on behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX

No.	Description	Location

10.1	Stock Award Agreement dated October 26, 2011 by and between John M Eggemeyer, III and White River Capital, Inc.	Incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed November 1, 2011.

10.2	Fourth Amendment to Amended Finance Agreement dated November 9, 2011 between Coastal Credit, L.L.C. and Wells Fargo Preferred Capital, Inc.	Attached

31.1	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached

31.2	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached

101
The following materials from White River’s Form 10-Q for the quarterly period ended September 30, 2011, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.*
Attached

*
Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or as a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.  The financial information contained in the XBRL-related documents is unaudited and unreviewed.