Form 10-K
period 2011-12-31
White River Capital Inc
filed 2012-03-09
CIK 1318545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 001-33257

White River Capital, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-1908796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6051 El Tordo, PO Box 9876
Rancho Santa Fe, CA  92067
(Address of principal executive offices/zip code)

Registrant’s telephone number, including area code: (858) 997-6740

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
Common Stock, without par value	NYSE Amex

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

The aggregate market value of the registrant’s voting common stock held by non-affiliates, computed by reference to the price at which the common stock was last sold as of June 30, 2011 was $56.1 million.  The registrant does not have any non-voting common equity securities.

As of March 1, 2012, there were 3,544,825 shares outstanding of the issuer’s Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s definitive proxy statement for its 2012 Annual Meeting of Shareholders, which the registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Form 10-K.

- INDEX -

i

ii

PART I

ITEM 1. BUSINESS

Overview

Founded in 2004, White River Capital, Inc. (“White River”) is a financial services holding company headquartered in Rancho Santa Fe, California. White River’s principal operating subsidiary is Coastal Credit LLC (“Coastal Credit”), based in Virginia Beach, Virginia. Coastal Credit is a specialized subprime auto finance company engaged in acquiring subprime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks.  Coastal Credit then services the receivables it acquires. Coastal Credit operates in 27 states through 15 offices.

Union Acceptance Company LLC (“UAC”), a now inactive subsidiary of White River, was a specialized auto finance company operating under a bankruptcy plan of reorganization. UAC’s bankruptcy case was closed in January 2007. On September 1, 2010, UAC voluntarily dissolved by filing a certificate of dissolution with the Indiana Secretary of State. UAC no longer materially contributes to the assets, liabilities, or results of operations of White River on a consolidated basis.  As of January 1, 2011, UAC was no longer a reportable business segment of White River.  Beginning as of that date, all financial information for UAC is reported in the “Corporate and Other” segment.

White River’s net interest margin after provision for estimated losses was $29.3 million for the year ended December 31, 2011.  Net income for this same period was $9.5 million.  At December 31, 2011, total assets were $155.3 million.

COASTAL CREDIT LLC

General

Coastal Credit is a subprime finance company engaged in acquiring sub-prime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks.  Coastal Credit then services the receivables it acquires. Coastal Credit commenced operations in Virginia in 1987. It conducts business in 27 states –Arizona, California, Colorado, Delaware, Florida, Georgia, Hawaii, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maryland, Mississippi, Missouri, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia and Washington – through its 15 branch locations.

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

A significant number of contracts acquired by Coastal Credit are contracts made with borrowers who are in the United States military. During 2011, 60.1% of new originations were made with these borrowers. Coastal Credit believes that having in its portfolio a significant percentage of contracts for which the borrowers are United States military personnel contributes to lower payment delinquency and higher collection personnel efficiencies. Coastal Credit requests all borrowers who are in the military to use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower. Delinquency of payments on contracts paid by allotment historically has been less than delinquency of payments on contracts not paid by allotment. As a result, the collection effort associated with the military contracts requires less time, allowing Coastal Credit’s collection staff to focus on an increased number of civilian sector contracts.

Coastal Credit’s executive offices are located at 3852 Virginia Beach Boulevard, Virginia Beach, Virginia 23452.

Acquisition of Automobile Finance Contracts

Coastal Credit currently conducts its automobile finance programs in 27 states through a total of 15 branches, with two branches in each of Florida and Georgia and one branch in each of Colorado, Delaware, Louisiana, Mississippi, Nevada, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, and Virginia. Each branch acquires, processes, and services contracts in its geographic area. Coastal Credit regularly evaluates potential expansion into other markets.

Coastal Credit’s branch managers develop and maintain relationships with automobile dealers in the branches’ geographic areas. Coastal Credit enters into non-exclusive dealer agreements with these dealers for the acquisition of individual contracts. The dealer agreement provides Coastal Credit with recourse to the dealer in cases of dealer fraud or breach of the dealer’s representations and warranties. As of December 31, 2011, Coastal Credit had non-exclusive agreements with approximately 4,800 dealers, of which approximately 659 are active. Coastal Credit considers a dealer agreement to be active if Coastal Credit has acquired a contract under the dealer agreement in the last nine months. After Coastal Credit acquires a contract from a dealer, the dealer is no longer involved in the relationship between Coastal Credit and the borrower, other than through the existence of limited representations and warranties of the dealer.

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

As of December 31, 2011, Coastal Credit’s contract portfolio consisted exclusively of contracts acquired by Coastal Credit without credit recourse to the dealer. Although all the contracts in Coastal Credit’s contract portfolio were acquired without credit recourse, each dealer remains liable to Coastal Credit for liabilities arising from any breach of certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

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

The branch manager of each branch is responsible for underwriting and purchasing automobile contracts and providing servicing and collections. However, the branch network is closely managed and supervised by Coastal Credit’s senior management. Coastal Credit believes that its branch network operations enable branch managers to develop strong relationships with its automobile dealers. Coastal Credit, through its branches, provides a high level of service to its dealers by providing consistent credit decisions and frequent management contact. Coastal Credit has established internal buying guidelines to be used by its underwriters when acquiring contracts. Although the buying guidelines vary from branch to branch, Coastal Credit’s branch managers or senior management must approve any contract that does not meet a branch’s guidelines in advance of purchasing any such contract. Coastal Credit has 15 branch managers, each charged with managing the specific branches in a defined geographic area. In addition to a variety of administrative duties, the branch managers are responsible for monitoring their assigned branches’ compliance with Coastal Credit’s underwriting standards. On a regular basis, either a branch manager or senior management reviews every newly purchased contract.

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

Geographic Concentration

Coastal Credit operates its business and acquires its contracts in various regions as follows for the years 2011 and 2010:

     Region #1 – Georgia, North Carolina, South Carolina, Tennessee and Virginia.
     Region #2 – Delaware, Illinois, Indiana, Kentucky, Maryland, Ohio and Pennsylvania.
     Region #3 – Florida, Kansas, Louisiana, Mississippi, Missouri, Nevada, Oklahoma and Texas.
     Region #4 – Alaska, California, Colorado, Hawaii, New Mexico, Utah and Washington.

The following table represents Coastal Credit regional finance receivables, net of unearned finance charges acquired ($ in thousands) during the years ended:

	December 31, 2011				December 31, 2010
	Units	%	$	%	Units	%	$	%

Region #1	2,635	40.5%	$38,117	45.2%	2,450	40.5%	$31,884	46.0%
Region #2	1,261	19.4%	12,809	15.2%	1,162	19.2%	11,115	16.0%
Region #3	1,688	25.9%	21,546	25.6%	1,377	22.8%	14,616	21.1%
Region #4	924	14.2%	11,829	14.0%	1,060	17.5%	11,738	16.9%
	6,508	100.0%	$84,301	100.0%	6,049	100.0%	$69,353	100.0%

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

Competition

The subprime automobile finance industry is highly fragmented and highly competitive. There are numerous financial service companies that provide subprime credit in the markets served by Coastal Credit, including credit unions, other consumer finance companies and captive finance companies owned by automobile manufacturers and retailers. Many of these companies have significantly greater resources and market presence than Coastal Credit. Moreover, Coastal Credit has experienced increased competition from new finance companies that have gained entry into the market since the end of the recession in 2009, a current trend which Coastal Credit expects to continue for the foreseeable future as the overall economy recovers. Coastal Credit does not believe that increased competition for the acquisition of contracts will cause a material reduction in the interest rate payable by the purchaser of the automobile. However, increased competition for the acquisition of contracts will enable automobile dealers to shop for the best price. Coastal Credit’s management believes that its effective pricing has been a key factor in its consistent, historical profitability, and, therefore, Coastal Credit will forego acquisition of a contract if it believes that meeting the competitor’s pricing would compromise its underwriting guidelines.

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

Regulation

Coastal Credit’s financing and collection operations are subject to regulation, supervision and licensing under various federal, state and local statutes and ordinances. Additionally, the procedures that Coastal Credit must follow in connection with the repossession of vehicles securing contracts are regulated by each of the states in which Coastal Credit does business. In addition to applicable federal law, the laws of the following states where Coastal Credit currently has branches govern Coastal Credit’s operations: Colorado, Delaware, Florida, Georgia, Louisiana, Mississippi, Nevada, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, and Virginia.

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

•	State licensing requirements. Coastal Credit maintains the following licenses:

State	License
Delaware	Motor Vehicle Sales Finance License
Florida	Sales Finance Company License
Illinois	Sales Finance Company License
Louisiana	Sales Finance Company License
Maryland	Sales Finance License
Mississippi	Motor Vehicle Sales Finance License
Missouri	Motor Vehicle Time Sales License
New Mexico	Motor Vehicle Sales Finance Company License
Oklahoma	Supervised Lender License
Pennsylvania	Sales Finance Company License
Texas	Motor Vehicle Sales Finance License

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

•
Consumer Financial Protection Bureau. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which significantly changed the regulation of financial institutions and the financial services industry.  Among other provisions, the Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”) within the Federal Reserve, which has broad authority to regulate consumer financial products and services.  In July 2011, many of the consumer financial protection functions formerly assigned to the federal banking and other designated agencies were transferred to the CFPB.  The CFPB has a large budget and staff, and has broad rulemaking authority over providers of credit, savings, and payment services and products.  In this regard, the CFPB has the authority to implement regulations under federal consumer protection laws and enforce those laws against, and examine, financial institutions and consumer finance companies.  State officials also will be authorized to enforce consumer protection rules issued by the CFPB.  This bureau also is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities.  The CFPB also is directed to prevent “unfair, deceptive or abusive practices” and ensure that all consumers have access to markets for consumer financial products and services, and that such markets are fair, transparent, and competitive.  Because the CFPB was only recently established and its director has been only recently appointed, there is significant uncertainty as to how the CFPB actually will exercise its regulatory, supervisory, examination, and enforcement authority.  However, the CFPB’s authority to change regulations adopted in the past by other regulators (i.e., regulations issued under the Truth in Lending Act, for example), or to rescind or ignore past regulatory guidance, could increase Coastal Credit’s compliance costs and litigation exposure.  In sum, depending on how the CFPB functions and its areas of focus, this bureau and the regulations it issues in the future may have a material impact on Coastal Credit’s, and correspondingly White River’s, business.

•	Bankruptcy. Federal bankruptcy and related state laws may interfere with or affect Coastal Credit’s ability to recover collateral or enforce a deficiency judgment.

Employees

Coastal Credit’s executive management and various support functions are centralized at its corporate headquarters in Virginia Beach, Virginia. As of December 31, 2011, Coastal Credit employed approximately 135 persons.

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

Generally, UAC was obligated to continue to collect cash as it became available from prescribed assets of the bankruptcy estate and to distribute such cash to the creditors of the bankruptcy estate who made claims in the Bankruptcy Case and whose claims were allowed by the bankruptcy court. White River purchased substantially all of the allowed claims from UAC’s bankruptcy creditors in 2005.  Accordingly, the large majority of distributions from the bankruptcy estate assets inured to White River.  In April 2011, as a result of the marshalling of UAC’s remaining assets pursuant to its dissolution and winding-up (see “UAC’s Dissolution” below), White River, UAC, and the remaining unsecured creditor of UAC entered into an agreement in which the parties acknowledged and agreed there were no further assets of UAC available to satisfy the remaining unpaid principal and accrued interest on the notes held by such creditor.  Pursuant to this agreement, the creditor further acknowledged and agreed that it received all payments from UAC under the notes to which it was entitled, and the notes held by the creditor were thereby cancelled.

In connection with UAC’s Plan of Reorganization and distributions and as a result of White River’s acquisition of UAC’s general unsecured claims and Subordinated Notes, UAC’s creditor notes payable ($ in thousands) were as follows at December 31, 2010:

	December 31, 2010
	Carrying Value	Contractual Remaining Debt Not Owned by White River	Total Contractual Remaining Debt
Restructured debt:
Class 2A general unsecured claims	$—	$—	$10
Restructured senior notes	—	—	—
Restructured subordinated notes	—	1,541	14,176
Senior accrual notes	—	—	4,106
Subordinated accrual notes	—	431	3,964

Total creditor notes payable	$—	$1,972	$22,256

UAC’s Dissolution

On September 1, 2010, UAC voluntarily dissolved by filing a certificate of dissolution with the Indiana Secretary of State, and continues to only carry on business appropriate to wind up and liquidate its business and affairs in accordance with Indiana law.  UAC expects to conclude its winding-up process by the third quarter of 2012, at which time UAC’s existence as a business entity will cease.  UAC no longer materially contributes to the assets, liabilities, or results of operations of White River on a consolidated basis. UAC did not have finance receivables at December 31, 2011 and 2010.

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

Coastal Credit’s 15 branch offices located in Colorado, Delaware, Florida, Georgia, Louisiana, Mississippi, Nevada, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, and Virginia range in size from approximately 885 square feet to 6,700 square feet, with a typical size of 1,600 to 2,000 square feet. These offices are located in office parks, shopping centers or strip malls and are occupied pursuant to leases with an initial term of from one to five years. Coastal Credit believes that these facilities and additional or alternate space available to it are adequate to meet its needs for the foreseeable future.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

White River’s common stock trades on the NYSE Amex under the symbol RVR. As of March 1, 2012, there were 3,544,825 shares of common stock outstanding and approximately 75 shareholders of record (assuming all remaining unexchanged certificates for shares of UAC common stock are exchanged for certificates representing White River shares). White River’s common stock was held by approximately 940 beneficial owners as of such date.

The following table sets forth the range of the high, low and closing sale prices for White River’s common stock as reported on the NYSE Amex and the quarterly cash dividends per share declared, in each case for the periods indicated:

	High	Low	Close	Dividends

Fiscal year ended December 31, 2010
First Quarter	$14.27	$10.99	$13.70	$0.25
Second Quarter	15.88	12.40	13.64	0.25
Third Quarter	18.28	13.36	16.49	0.25
Fourth Quarter	22.80	15.75	16.32	4.25
Fiscal year ended December 31, 2011
First Quarter	$19.65	$16.32	$17.17	$0.25
Second Quarter	19.60	17.04	19.25	0.25
Third Quarter	20.92	16.90	19.37	0.25
Fourth Quarter	27.80	18.51	20.25	4.25

Dividends

The following table summarizes the dividends declared during 2010 and 2011 by White River’s Board of Directors:

Date Dividend Declared	Record Date	Payment Date	Dividend Type	Cash Dividend Per Share	Total Divided Paid (in thousands)

February 22, 2010	March 3, 2010	March 12, 2010	Quarterly Cash	$ 0.25	$ 995.6
May 6, 2010	May 17, 2010	May 28, 2010	Quarterly Cash	$ 0.25	$ 980.7
August 2, 2010	August 12, 2010	August 26, 2010	Quarterly Cash	$ 0.25	$ 938.7
November 2, 2010	November 12, 2010	November 22, 2010	Quarterly Cash	$ 0.25	$ 938.7
November 30, 2010	December 9, 2010	December 21, 2010	Special Cash	$ 4.00	$ 14,967.0
February 16, 2011	February 25, 2011	March 2, 2011	Quarterly Cash	$ 0.25	$ 926.7
May 5, 2011	May 16, 2011	May 31, 2011	Quarterly Cash	$ 0.25	$ 903.2
August 1, 2011	August 11, 2011	August 25, 2011	Quarterly Cash	$ 0.25	$ 903.2
October 28, 2011	November 7, 2011	November 21, 2011	Quarterly Cash	$ 0.25	$ 883.1
November 28, 2011	December 8, 2011	December 22, 2011	Special Cash	$ 4.00	$ 14,137.9

On February 3, 2012, White River announced that its Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to shareholders of record on February 13, 2012.  This quarterly dividend was paid on February 24, 2012.

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

While Coastal Credit is not restricted by its operating agreement from making distributions, its line of credit restricts the payment of cash distributions to 80% of Coastal Credit’s pre-tax income for the prior 12 months unless written approval from its lender is received to exceed such restriction. Coastal Credit’s ability to receive the necessary approval is largely dependent upon its portfolio performance, and Coastal Credit may not be able to obtain the necessary approvals in the future for distributions to White River that would enable White River to pay cash dividends to its shareholders.

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

Purchase of Equity Securities by White River and Affiliated Purchasers

On November 11, 2009, the Board of Directors reauthorized White River’s previously announced share repurchase program. Under this program, White River was authorized to repurchase up to 500,000 shares of its outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions.  White River has repurchased all 500,000 shares of its outstanding common stock under the program for $7.7 million. Information pertaining to the shares repurchased during 2011 under this program is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Program

January 1, 2011 - March 31, 2011	100,479	$18.50	100,479	17,571
April 1, 2011 - June 30, 2011	—	$—	—	17,571
July 1, 2011 - September 30, 2011	17,571	$18.73	17,571	—
October 1, 2011 - December 31, 2011	—	$—	—	—
	118,050	$18.53	118,050

On August 11, 2011, White River announced that its Board of Directors approved a new program to repurchase, from time to time and subject to market conditions, up to 250,000 shares of White River’s outstanding common stock, on the open market or in privately negotiated transactions.  As of December 31, 2011, White River has repurchased 62,829 shares of its outstanding common stock under the program for $1.2 million. Information pertaining to the shares repurchased during 2011 under this program is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Program

January 1, 2011 - March 31, 2011	—	$—	—	—
April 1, 2011 - June 30, 2011	—	$—	—	—
July 1, 2011 - September 30, 2011	62,829	$19.40	62,829	187,171
October 1, 2011 - December 31, 2011	—	$—	—	187,171
	62,829	$19.40	62,829

White River did not repurchase any shares under this program during any month in the fourth quarter of 2011.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This section is intended to provide an understanding of the financial performance of White River through a discussion of the factors affecting White River’s financial condition at December 31, 2011 and 2010, and White River’s consolidated results of operations for the years ended December 31, 2011 and 2010. This section should be read in conjunction with White River’s consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this document. In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. See “Discussion of Forward-Looking Statements.”

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

The ultimate realization of the deferred tax asset depends on White River’s ability to generate sufficient taxable income in the future and its ability to avoid an ownership change for tax purposes. The valuation allowance has been derived pursuant to the provisions of ASC Topic No. 740, Income Taxes, and reduces the total deferred tax asset to an amount that will “more likely than not” be realized (see Note 8 to the consolidated financial statements). As of December 31, 2011, there was no liability recorded for unrecognized tax benefits.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 will supersede some of the guidance in Accounting Standards Codification Topic 220. The main provisions of this ASU provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements: (i) a single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income; (ii) in a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. This ASU is effective beginning with the first quarter of 2012 and will have no material impact on the White River consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No 2011-05”.  ASU 2011-12 delayed the effective date of certain requirements of ASU 2011-05 related to the presentation of reclassifications of items out of accumulated other comprehensive income.

Results of Operations

The Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net income was $9.5 million, or $2.64 per diluted share, for the year ended December 31, 2011, compared to $7.1 million, or $1.84 per diluted share, for the year ended December 31, 2010. The increase in net income from the prior year is primarily due to an increase in interest on receivables of $2.4 million and a decrease of $2.4 million in provision for loan losses during 2011. This increase in net income was partially offset by an increase in total other expenses and income tax expense of $1.1 million and $0.8 million, respectively.

Discussion of Results

The following table presents consolidating financial information for White River for the periods indicated ($ in thousands):

For The Year Ended December 31, 2011	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$35,189	$2	$35,191

Interest expense	(1,852)	(43)	(1,895)

Net interest margin	33,337	(41)	33,296

Provision for loan losses	(3,988)	(6)	(3,994)

Net interest margin (deficit) after provision for loan losses	29,349	(47)	29,302

OTHER REVENUES (EXPENSES):
Salaries and benefits	(8,648)	(748)	(9,396)
Operating expenses	(3,257)	(1,632)	(4,889)
Change in fair market valuation of creditor liabilities	—	43	43
Other income (expense)	(383)	1	(382)

Total other expenses	(12,288)	(2,336)	(14,624)

Income (loss) before income taxes	$17,061	$(2,383)	$14,678

For The Year Ended December 31, 2010	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$32,808	$17	$32,825

Interest expense	(1,318)	(174)	(1,492)

Net interest margin	31,490	(157)	31,333

Recovery (provision) for loan losses	(6,426)	72	(6,354)

Net interest margin (deficit) after recovery (provision) for loan losses	25,064	(85)	24,979

OTHER REVENUES (EXPENSES):
Salaries and benefits	(8,290)	(707)	(8,997)
Operating expenses	(3,164)	(1,443)	(4,607)
Change in fair market valuation of creditor liabilities	—	179	179
Gain from deficiency account sale	—	37	37
Other income (expense)	(200)	23	(177)

Total other expenses	(11,654)	(1,911)	(13,565)

Income (loss) before income taxes	$13,410	$(1,996)	$11,414

The Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010 - Consolidated

Interest on receivables increased 7.2% to $35.2 million compared to $32.8 million for the years ended December 31, 2011 and 2010, respectively. This increase is a result of an increase in the Coastal Credit average finance receivable, net of unearned finance charge income and discounts and fees to $113.3 million during the year ended December 31, 2011 as compared to $100.9 million during the year ended December 31, 2010.

Interest expense was $1.9 million for the year ended December 31, 2011 compared to $1.5 million for the year ended December 31, 2010. The average line of credit was $62.3 million and $42.2 million for the years ended December 31, 2011 and 2010, respectively.

Provision for loan losses was $4.0 million compared to $6.4 million for the years ended December 31, 2011 and 2010, respectively. Provision for loan losses is charged to income to bring Coastal Credit’s allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables.

Salaries and benefits increased to $9.4 million for the year ended December 31, 2011 compared to $9.0 million for the year ended December 31, 2010. This increase was primarily a result of performance based awards in addition to an increase in the number of employees at Coastal Credit during 2011.

Other operating expenses increased to $4.9 million for the year ended December 31, 2011 compared to $4.6 million for the year ended December 31, 2010. Coastal Credit operating expenses remained relatively unchanged between these periods. Corporate and Other operating expenses increased $0.2 million between these periods.

Income tax expense was $5.1 million for the year ended December 31, 2011 compared to $4.3 million for the year ended December 31, 2010. The expense is based on the estimated effective tax rates for 2011 and 2010, respectively. Upon completion of its 2010 federal and state income tax returns in September 2011, White River determined that its estimated statutory tax rate, used to tax effect its temporary differences, had changed based on the 2010 state apportionment results.  Such new apportionments were the result of changes in volumes of business in various states which resulted in an increase in the estimated state tax effective rate which increased the overall statutory rates applied to White River’s temporary differences. This change in the effective rate resulted in an increase to the net deferred tax asset of approximately $176,000 which reduced income tax expense for the year ended December 31, 2011.

Financial Condition as of December 31, 2011 and 2010

Finance Receivables, Net

Finance receivables, net increased 18.6% to $114.7 million at December 31, 2011 as compared to $96.7 million at December 31, 2010. The finance receivables, net reflect the balances at Coastal Credit.  The increase is a result of Coastal Credit’s growth initiatives and the exploitation of market opportunities.  In this regard, White River and Coastal Credit, in connection with their managements’ periodic analysis of strategic options, from time to time review opportunities to purchase larger finance receivable portfolios from other financial institutions and finance companies, in addition to Coastal Credit’s ordinary course purchases of receivable contracts from franchised and independent dealers.

A significant number of contracts acquired by Coastal Credit are contracts made with borrowers who are in the United States military. As of December 31, 2011, 55.4% of the Coastal Credit receivables were with borrowers who are in the United States military as compared to 47.7% as of December 31, 2010. Coastal Credit believes that having in the portfolio a significant percentage of contracts for which the borrowers are United States military personnel contributes to lower payment delinquency and greater collection personnel efficiencies. Coastal Credit requests that all borrowers who are in the military use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower. Delinquency of payments on contracts paid by allotment historically has been less than delinquency of payments on contracts not paid by allotment. As a result, the collection effort associated with the military contracts requires substantially less time, allowing Coastal Credit’s collection staff to focus on non-military contracts.

Accrued Interest Payable

Accrued interest payable was $0.2 million at December 31, 2011 compared to $0.1 million at December 31, 2010.

Liquidity and Capital Resources for the Years Ended December 31, 2011 and 2010

Net cash provided by operating activities was $18.4 million for the year ended December 31, 2011 compared to $18.5 million for the year ended December 31, 2010.

Net cash used in investing activities was $22.2 million for the year ended December 31, 2011 compared to $14.5 million for the year ended December 31, 2010. This change was primarily the result of the increase in finance receivables acquired by Coastal Credit during 2011 compared to 2010.

Net cash provided by financing activities was $3.8 million for the year ended December 31, 2011 compared to net cash used in financing activities of $7.5 million for the year ended December 31, 2010. Net cash flows provided by financing activities for the year ended December 31, 2011 primarily resulted from the $25.0 million net increase in the line of credit. This activity was partially offset by the $3.4 million repurchase of White River common stock and $17.8 million of cash dividends paid. Net cash flows used in financing activities for the year ended December 31, 2010 primarily resulted from the $4.8 million repurchase of White River common stock and $18.7 million of cash dividends paid. This 2010 activity was partially offset by the net increase in the line of credit of $16.0 million.

At December 31, 2011, White River and its subsidiaries had cash and cash equivalents of $3.2 million compared to $3.3 million at December 31, 2010.

Coastal Credit has a revolving credit facility from a lending institution with a maximum borrowing limit at December 31, 2011 of $100.0 million. The original maturity date on the line of credit was December 31, 2011, but pursuant to a Fourth Amendment to Finance Agreement executed on November 9, 2011 between Coastal Credit and its line of credit lender, which became effective January 1, 2012, the maturity date has been extended for three years to December 31, 2014. The interest rate is the 1 month London Interbank Offered Rate (“LIBOR”) plus 2.60%.  As of December 31, 2011, Coastal Credit had $81.0 million of indebtedness outstanding under this facility as compared to $56.0 million as of December 31, 2010. Coastal Credit increased its draws on the line of credit to purchase finance receivables and to fund White River’s stock repurchase programs and dividend payments during 2011. Total availability under the line of credit at December 31, 2011 was $100.0 million based upon the level of eligible collateral, with $19.0 million available in excess of the amount utilized at December 31, 2011. The credit facility is secured by substantially all of the assets of Coastal Credit. In addition, White River has provided an unconditional corporate guaranty. Coastal Credit must maintain specified financial ratios within guidelines established by the lender. Interest is paid monthly at a variable rate, based on meeting certain financial criteria. The average rate during each of the months of December, 2011 and 2010 was LIBOR plus 2.60% which equated to 2.87% and 2.86%, respectively. There is an annual commitment fee of 1/8 of 1% on the average daily unused commitment. Pursuant to the Fourth Amendment, effective January 1, 2012, this annual commitment fee remained at 1/8 of 1% but will increase to 1/2 of 1% if the average unused portion of the commitment for such calendar month is less than or equal to 50% of the commitment. In the event of a significant pay down or an earlier retirement of the revolver commitment, Coastal Credit would sustain certain prepayment penalties. This facility limits distributions Coastal Credit may make to White River to 80% of Coastal Credit’s pre-tax net income.

White River’s sources of liquidity, as the parent company, are limited and consist of cash on hand and distributions by Coastal Credit (subject to restrictions under Coastal Credit’s credit facility).

On November 11, 2009, the Board of Directors reauthorized White River’s previously announced share repurchase program. Under this program, White River was authorized to repurchase up to 500,000 shares of its outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions.  As of December 31, 2011, White River has repurchased all 500,000 shares of its outstanding common stock under the program for $7.7 million.

On August 11, 2011, White River announced that its Board of Directors approved a new program to repurchase, from time to time and subject to market conditions, up to 250,000 shares of White River’s outstanding common stock, on the open market or in privately negotiated transactions. As of December 31, 2011, White River has repurchased 62,829 shares of its outstanding common stock under the program for $1.2 million.

The following table summarizes the dividends declared during 2010 and 2011 by White River’s Board of Directors:

Date Dividend Declared	Record Date	Payment Date	Dividend Type	Cash Dividend Per Share	Total Divided Paid (in thousands)

February 22, 2010	March 3, 2010	March 12, 2010	Quarterly Cash	$ 0.25	$ 995.6
May 6, 2010	May 17, 2010	May 28, 2010	Quarterly Cash	$ 0.25	$ 980.7
August 2, 2010	August 12, 2010	August 26, 2010	Quarterly Cash	$ 0.25	$ 938.7
November 2, 2010	November 12, 2010	November 22, 2010	Quarterly Cash	$ 0.25	$ 938.7
November 30, 2010	December 9, 2010	December 21, 2010	Special Cash	$ 4.00	$ 14,967.0
February 16, 2011	February 25, 2011	March 2, 2011	Quarterly Cash	$ 0.25	$ 926.7
May 5, 2011	May 16, 2011	May 31, 2011	Quarterly Cash	$ 0.25	$ 903.2
August 1, 2011	August 11, 2011	August 25, 2011	Quarterly Cash	$ 0.25	$ 903.2
October 28, 2011	November 7, 2011	November 21, 2011	Quarterly Cash	$ 0.25	$ 883.1
November 28, 2011	December 8, 2011	December 22, 2011	Special Cash	$ 4.00	$ 14,137.9

On February 3, 2012, White River announced that its Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to shareholders of record on February 13, 2012.  This quarterly dividend was paid on February 24, 2012.

Asset Quality

Set forth below is certain information concerning the credit loss experiences on the fixed rate retail automobile receivables of White River. There can be no assurance that future net credit loss experience on the receivables will be comparable to that set forth below. See “Discussion of Forward-Looking Statements.”

Finance Receivables – Coastal Credit

Delinquency experience of finance receivables at Coastal Credit, including unearned interest ($ in thousands):

	December 31,
	2011		2010

Finance receivables - gross balance	$137,277		$119,788

Delinquencies:
30-59 days	$1,317	1.0%	$1,209	1.0%
60-89 days	689	0.5%	538	0.4%
90+ days	697	0.5%	354	0.3%
Total delinquencies	$2,703	2.0%	$2,101	1.8%

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

Allowance for loan losses of finance receivables ($ in thousands):

	Years Ended December 31,
	2011	2010

Balance at beginning of period	$8,153	$8,085
Charge-offs	(6,964)	(8,488)
Recoveries	2,526	2,130
Provision for loan losses	3,988	6,426

Balance at the end of the period	$7,703	$8,153

Finance receivables, net of unearned finance charges	$135,514	$117,837

Allowance for loan losses as a percent of finance receivables, net of unearned finance charges	5.68%	6.92%

Net charge-offs as a percent of finance receivables, net of unearned finance charges	3.27%	5.40%

Allowance for loan losses as a percent of net charge-offs	173.57%	128.23%

Market Developments

As the financial and credit markets continue to struggle to recover from the 2007-2009 recession and financial crisis, some auto finance companies have experienced improved funding opportunities and increased originations, while others continue to experience limited sources of liquidity.  We believe White River is well positioned to continue operations and grow the company responsibly based on the following factors:

•	Coastal Credit is not dependent on the securitization market for financing.

•	At December 31, 2011, there was $19.0 million available, in excess of the amount utilized, from the line of credit.

•
A Fourth Amendment to Finance Agreement executed on November 9, 2011 between Coastal Credit and its line of credit lender, which became effective January 1, 2012, extended the maturity date of Coastal Credit’s line of credit three years to December 31, 2014.

•	White River is well capitalized with an equity to asset ratio of 46.2% as of December 31, 2011.

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

In addition, on July 21, 2010, President Obama signed into law the Dodd-Frank Act, which significantly changed the regulation of financial institutions and the financial services industry. Many provisions of the Dodd-Frank Act went into effect on July 21, 2011.  The Dodd-Frank Act includes provisions affecting large and small financial industry participants alike, including several provisions that will profoundly affect how certain companies providing consumer financial products and services, such as Coastal Credit, will be regulated in the future. Among other things, the Dodd-Frank Act established the CFPB as an independent entity within the Federal Reserve, which has the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including non-bank commercial companies in the business of extending credit and servicing consumer loans. The Dodd-Frank Act contains numerous other provisions affecting financial industry participants of all types, many of which may have an impact on the operating environment of the Company in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is likely to affect our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The nature and extent of future legislative and regulatory changes affecting financial institutions and non-bank commercial companies, including as a result of the Dodd-Frank Act, is very unpredictable at this time. The Company’s management continues to actively monitor the implementation of the Dodd-Frank Act and the regulations promulgated thereunder and assess its probable impact on the business, financial condition, and results of operations of the Company. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Company in particular, continues to be uncertain.

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

•
changes in laws or regulations, including the impact of current, pending and future legislation and regulations, including the impact of the Dodd-Frank Act and legislation regarding U.S. fiscal policy;

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
White River Capital, Inc.

We have audited the accompanying consolidated balance sheets of White River Capital, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of White River Capital, Inc. and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen LLP

Raleigh, North Carolina
March 9, 2012

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2011	December 31, 2010
ASSETS

Cash and cash equivalents	$3,244	$3,287
Finance receivables—net	114,716	96,723
Deferred tax assets—net	36,489	40,914
Other assets	861	684

TOTAL	$155,310	$141,608

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Line of credit	$81,000	$56,000
Accrued interest	183	130
Other payables and accrued expenses	2,398	2,449

Total liabilities	83,581	58,579

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, without par value, authorized 3,000,000 shares; none issued and outstanding	—	—
Common Stock, without par value, authorized 20,000,000 shares; 3,534,480 and 3,706,759 issued and outstanding at December 31, 2011 and December 31, 2010, respectively	174,328	177,403
Accumulated deficit	(102,599)	(94,374)

Total shareholders’ equity	71,729	83,029

TOTAL	$155,310	$141,608

See notes to consolidated financial statements.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2011	2010
INTEREST:
Interest on receivables	$35,191	$32,825

Interest expense	(1,895)	(1,492)

Net interest margin	33,296	31,333

Provision for loan losses	(3,994)	(6,354)

Net interest margin after provision for loan losses	29,302	24,979

OTHER REVENUES (EXPENSES):
Salaries and benefits	(9,396)	(8,997)
Other operating expenses	(4,889)	(4,607)
Change in fair market valuation of creditor notes payable	43	179
Gain from deficiency account sale	—	37
Other expense	(382)	(177)

Total other expenses	(14,624)	(13,565)

INCOME BEFORE INCOME TAXES	14,678	11,414

INCOME TAX EXPENSE	(5,149)	(4,335)

NET INCOME	$9,529	$7,079

NET INCOME PER COMMON SHARE (BASIC)	$2.64	$1.84

NET INCOME PER COMMON SHARE (DILUTED)	$2.64	$1.84

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,605,675	3,838,894

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,611,322	3,839,218

See notes to consolidated financial statements.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2011 AND 2010
(Dollars in thousands)

	Number of Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity

BALANCE—January 1, 2010	3,997,506	$181,845	$3	$(82,732)	$99,116

Comprehensive income:
Net income				7,079	7,079
Net unrealized loss on beneficial interest in Master Trust			(4)		(4)
Tax effect of other comprehensive income			1		1

Total comprehensive income					7,076

Common stock cash dividends				(18,721)	(18,721)
Common stock repurchased	(314,950)	(4,750)			(4,750)

Stock-based compensation expense	24,203	308			308

BALANCE—December 31, 2010	3,706,759	177,403	—	(94,374)	83,029

Net income				9,529	9,529

Common stock cash dividends				(17,754)	(17,754)
Common stock repurchased	(180,879)	(3,410)			(3,410)

Stock-based compensation expense	8,600	335			335

BALANCE—December 31, 2011	3,534,480	$174,328	$—	$(102,599)	$71,729

See notes to consolidated financial statements.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,529	$7,079
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of other comprehensive income	—	(5)
Accretion of securitization discount	—	(1)
Provision for loan losses	3,994	6,354
Amortization and depreciation	348	379
Amortization of discount and interest accrued on creditor notes payable	43	172
Gain (loss) from disposition of equipment	(3)	7
Deferred income taxes	4,425	3,800
Change in fair value of creditor notes payable	(43)	(179)
Stock based compensation expense	335	308
Changes in assets and liabilities:
Accrued interest receivable and other assets	(263)	(156)
Other payables and accrued expenses	2	745
Net cash provided by operating activities	18,367	18,503

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of finance receivables	(82,967)	(67,178)
Collections on finance receivables	60,986	52,581
Principal collections and recoveries on receivables held for investment	(6)	133
Capital expenditures	(259)	(78)
Net cash used in investing activities	(22,246)	(14,542)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock repurchased	(3,410)	(4,750)
Common stock cash dividend	(17,754)	(18,721)
Net borrowing on line of credit	25,000	16,000
Net cash provided by (used in) financing activities	3,836	(7,471)

DECREASE IN CASH AND CASH EQUIVALENTS	(43)	(3,510)
CASH AND CASH EQUIVALENTS—Beginning of year	3,287	6,797
CASH AND CASH EQUIVALENTS—End of period	$3,244	$3,287

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax paid	$722	$394
Interest paid	$1,799	$1,297

See notes to consolidated financial statements.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

1. GENERAL DISCUSSION

White River Capital, Inc. (“White River” or the “Company”) is a holding company for specialized indirect auto finance businesses, with one principal operating subsidiary, Coastal Credit LLC (“Coastal Credit”). Coastal Credit based in Virginia Beach, Virginia, is a specialized subprime auto finance company engaged in acquiring subprime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks.  Coastal Credit then services the receivables it acquires. Coastal Credit operates in 27 states through 15 offices.

Union Acceptance Company LLC (“UAC”), a now inactive subsidiary of White River, was a specialized auto finance company operating under a confirmed Second Amended and Restated Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Plan”), under which UAC must pay net proceeds from its residual interest in its receivables portfolios and other bankruptcy estate assets to creditors holding notes and claims under the Plan.  On January 5, 2007, the U.S. Bankruptcy Court for the Southern District of Indiana issued a final decree and closed UAC’s Chapter 11 bankruptcy case.  In April 2011, as a result of the marshalling of UAC’s remaining assets pursuant to its dissolution and winding-up, White River, UAC, and the remaining unsecured creditor of UAC entered into an agreement in which the parties acknowledged and agreed there were no further assets of UAC available to satisfy the remaining unpaid principal and accrued interest on the notes held by such creditor.  Pursuant to this agreement, the creditor further acknowledged and agreed that it received all payments from UAC under the notes to which it was entitled, and the notes held by the creditor were thereby cancelled.

In connection with UAC’s Plan of Reorganization and distributions and as a result of White River’s acquisition of UAC’s general unsecured claims and Subordinated Notes, UAC’s creditor notes payable ($ in thousands) were as follows at December 31, 2010:

	December 31, 2010
	Carrying Value	Contractual Remaining Owned by Debt Not White River	Total Contractual Remaining Debt
Restructured debt:
Class 2A general unsecured claims	$—	$—	$10
Restructured senior notes	—	—	—
Restructured subordinated notes	—	1,541	14,176
Senior accrual notes	—	—	4,106
Subordinated accrual notes	—	431	3,964

Total creditor notes payable	$—	$1,972	$22,256

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

On September 1, 2010, UAC voluntarily dissolved by filing a certificate of dissolution with the Indiana Secretary of State, and will continue to only carry on business appropriate to wind up and liquidate its business and affairs in accordance with Indiana law.  UAC expects to conclude its winding up process by the third quarter of 2012, at which time UAC’s existence as a business entity will cease.  UAC no longer materially contributes to the assets, liabilities, or results of operations of White River on a consolidated basis.

Acquisition of Coastal Credit, LLC

White River acquired 100% of the interests in Coastal Credit on August 31, 2005. Coastal Credit is a specialized subprime auto finance company engaged primarily in (1) acquiring retail installment sales contracts from both franchised and independent automobile dealers which have entered into contracts with purchasers of used and, to a much lesser extent, new cars and light trucks, and (2) servicing the contract portfolio. Coastal Credit commenced operations in Virginia in 1987 and was restructured as a limited liability company under the laws of the Commonwealth of Virginia in 1997. It conducts business in 27 states – Alaska, California, Colorado, Delaware, Florida, Georgia, Hawaii, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maryland, Mississippi, Missouri, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia and Washington – through its 15 branch locations.

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

New Accounting Pronouncements— In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in an active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which became effective with fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our consolidated financial statements.

In July 2010 new authoritative accounting guidance under ASC Topic No. 310, Receivables (“ASC 310”), amended prior guidance to provide a greater level of disaggregated information about the credit quality of loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”).  The new authoritative guidance also requires additional disclosures related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  The new authoritative guidance amends only the disclosure requirements for loans and leases and the allowance.  White River adopted the period end disclosures provisions of the new authoritative guidance under ASC 310 in the reporting period ending December 31, 2010.  Adoption of the new guidance did not have an impact on the consolidated financial statements.  In January, 2011, the disclosures regarding Troubled Debt Restructuring activity was temporarily deferred and were effective for reporting periods after January 1, 2011, and will have no impact on the White River consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 will supersede some of the guidance in Accounting Standards Codification Topic 220. The main provisions of this ASU provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements: (i) a single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income; (ii) in a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. This ASU is effective beginning with the first quarter of 2012 and will have no material impact on the White River consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No 2011-05”.  ASU 2011-12 delayed the effective date of certain requirements of ASU 2011-05 related to the presentation of reclassifications of items out of accumulated other comprehensive income.

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

The Company measures its credit exposure by determining credit risk profiles based on payment activity and contractual delinquency. In addition to contractually delinquent accounts, the Company also evaluates historical loss performance of other accounts in their final stages of collection, in the aggregate, in determining the allowance for loan losses. These accounts amounted to $0.9 million at both December 31, 2011 and 2010. Assumptions regarding probable credit losses are reviewed quarterly and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumptions increase, there could be an increase in the amount of allowance for loan losses required, which could decrease the net carrying value of finance receivables and increase the provision for loan losses recorded on the consolidated statements of operations. The Company believes that the existing allowance for loan losses is sufficient to absorb probable finance receivable losses.

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

Income Recognition – Finance Receivables–Interest on receivables is recognized for financial reporting purposes using the interest method. Initial fees earned on add-on products such as collateral protection insurance, credit life insurance, road service plans and warranty products are recorded in income using the interest method. Late charges and deferment charges on contracts are recorded in income as collected. Cash received from loans that have previously been charged off is applied directly to the allowance for loan losses in the consolidated balance sheets. Discounts and fees, which consist primarily of non-refundable dealer acquisition discounts, are amortized over the term of the related finance receivables using the interest method and are removed from the consolidated balance sheets when the related finance receivables are charged off or paid in full. As a result of the Company’s charge-off policy, most accounts are charged off rather than being placed in nonaccrual status and thus any impact to the consolidated financial statements is immaterial.

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

Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, their respective tax basis and net operating loss and tax credit carryfowards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Segment Information— White River is the holding company for Coastal Credit and UAC which are specialized auto finance companies. These subsidiaries are distinct legal entities and managed separately. Corporate and Other is the holding company and includes debt and interest expense related to the acquisition of Coastal Credit, professional fees related to holding activities of White River and the elimination of all inter-segment amounts, which generally relate to the holding activities of White River. UAC no longer materially contributes to the assets, liabilities, or results of operations of White River on a consolidated basis and is included in Corporate and Other.

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

Coastal Credit Finance receivables – net outstanding were as follows ($ in thousands):

	December 31,
	2011	2010

Finance receivables, gross	$137,277	$119,788
Unearned finance charge income	(1,763)	(1,951)
Finance receivables, net of unearned finance charge income	135,514	117,837

Accretable unearned acquisition discounts and fees	(13,095)	(12,961)
Finance receivables, net of unearned finance charge income and discounts and fees	122,419	104,876

Allowance for loan losses	(7,703)	(8,153)

Finance receivables - net	$114,716	$96,723

Activity in the Coastal Credit allowance for loan losses on finance receivables is as follows ($ in thousands):

	Years Ended December 31,
	2011	2010

Balance at beginning of period	$8,153	$8,085
Charge-offs	(6,964)	(8,488)
Recoveries	2,526	2,130
Provision for loan losses	3,988	6,426

Balance at the end of the period	$7,703	$8,153

Finance receivables, net of unearned finance charges	$135,514	$117,837

Allowance for loan losses as a percent of finance receivables, net of unearned finance charges	5.68%	6.92%

Net charge-offs as a percent of finance receivables, net of unearned finance charges	3.27%	5.40%

Allowance for loan losses as a percent of net charge-offs	173.57%	128.23%

The following is an assessment of the credit quality of the finance receivables.  Delinquency experience of finance receivables at Coastal Credit, including unearned interest under contractual terms ($ in thousands):

	December 31,
	2011		2010

Finance receivables - gross balance	$137,277		$119,788

Delinquencies:
30-59 days	$1,317	1.0%	$1,209	1.0%
60-89 days	689	0.5%	538	0.4%
90+ days	697	0.5%	354	0.3%
Total delinquencies	$2,703	2.0%	$2,101	1.8%

4. OTHER ASSETS

Other assets are as follows ($ in thousands):

	December 31,
	2011	2010

Prepaid expenses	$358	$337
Property, equipment and leasehold improvements, net	456	335
Other	47	12
Total other assets	$861	$684

5. LINE OF CREDIT

The line of credit is utilized by Coastal Credit to finance the purchase of finance receivables. $81.0 million and $56.0 million of the line of credit were utilized at December 31, 2011 and 2010, respectively. This line of credit was $100 million at December 31, 2011 and 2010. The original maturity date on the line of credit was December 31, 2011, but pursuant to a Fourth Amendment to Finance Agreement executed on November 9, 2011 between Coastal Credit and its line of credit lender, which became effective January 1, 2012, the maturity date has been extended for three years to December 31, 2014. The interest rate is the 1 month London Interbank Offered Rate (“LIBOR”) plus 2.60%. The availability of the line of credit allows Coastal Credit to borrow up to 84% of the aggregate balance of outstanding eligible receivables net of unearned interest, commissions and discounts. Eligible receivables exclude the following: (i) receivables for which a payment is 90 or more days past due on a contractual basis; (ii) receivables which have been deferred more than two times during the same calendar year, or more than six times over the contract term; (iii) receivables subject to repossession or bankruptcy proceedings or the account debtor with respect to which is a debtor under the Bankruptcy Code; (iv) receivables from officers, employees or shareholders of the borrower or any affiliate; (v) interest only accounts; (vi) receivables missing titles after 120 days from their origination date; and (vii) receivables which, in the lender’s reasonable discretion, do not constitute acceptable collateral. Total available under the line of credit was $100.0 million and $87.6 million based upon the level of eligible collateral with $19.0 million and $31.6 million available in excess of the amount utilized at December 31, 2011 and 2010, respectively.

The credit facility is secured by substantially all assets of Coastal Credit. In addition, White River has provided an unconditional corporate guaranty. Coastal Credit must maintain specified financial ratios within guidelines established by the lender and was in compliance with these ratios at December 31, 2011 and 2010. Interest is paid monthly at a variable rate, based on meeting certain financial criteria. The average rate during the month of December, 2011 and 2010 was 2.87% and 2.86%, respectively. Pursuant to the Fourth Amendment, effective January 1, 2012, this annual commitment fee remained at 1/8 of 1% but will increase to 1/2 of 1% if the average unused portion of the commitment for such calendar month is less than or equal to 50% of the commitment. In the event of a significant pay down or an earlier retirement of the revolver commitment, Coastal Credit would sustain certain prepayment penalties. This facility limits distributions Coastal Credit may make to White River to 80% of Coastal Credit’s pre-tax net income.  The consolidated balance sheet includes approximately $26.2 million and $35.0 million of net assets of Coastal Credit at December 31, 2011 and 2010, respectively, which subject to limitations under the credit facility, would generally be available to fund the operations and investments of Coastal Credit, but would not be available to White River for general corporate purposes.

6. SELECT OBLIGATIONS SCHEDULE

The following table represents expected payments on select obligations ($ in thousands):

Contractual Obligations	Total	2012	2013	2014	2015	2016

Long-term debt obligations	$81,000	$—	$—	$81,000	$—	$—
Operating lease obligations	798	495	167	70	40	27

Total	$81,798	$495	$167	$81,070	$40	$27

7. RELATED PARTY TRANSACTIONS

UAC’s administration of the Plan was supervised by Castle Creek Capital LLC (“Castle Creek”) during 2010. John M. Eggemeyer, III, White River’s Chairman of the Board and Chief Executive Officer, is a controlling principal of Castle Creek. For these Plan administration services, UAC compensated Castle Creek at a rate of $14,583 per month. Castle Creek was paid $175,000 during 2010.  This compensation was discontinued for 2011.

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

Coastal Credit and Mr. McKnight are parties to a letter agreement with respect to use of an aircraft owned by McKnight L.L.C., an entity controlled by Mr. McKnight. The aircraft is a Beechcraft King Air™ B200 twin engine turbo prop. The agreement provides that Coastal Credit will pay McKnight L.L.C. $14,000 per month to defray expenses associated with ownership of the aircraft in consideration for Mr. McKnight’s willingness to make the aircraft available for business use by key employees of Coastal Credit. Coastal Credit is required to pay additional amounts in any month in which its aircraft usage exceeds prescribed amounts. Six months prior written notice is required to withhold availability of the monthly payment or the plane. During 2011 and 2010, approximately $170,000 was paid for this purpose each year.

On November 8, 2005, White River entered into an expense sharing agreement with Castle Creek and Castle Creek Advisors LLC (collectively, “Castle Creek Entities”). The Castle Creek Entities provide various facilities, equipment and services to White River for a fee that represents an allocation of actual Castle Creek Entities expenses proportionate to facilities, equipment and services provided to White River. This agreement was effective from September 1, 2005 and shall continue until terminated by either party upon 30 days’ prior written notice. During 2011 and 2010, approximately $22,800 was paid each year for this purpose.

8. INCOME TAXES

UAC incurred net operating losses for federal income tax purposes for the years ended June 30, 2003, 2004 and 2005. White River will carry forward these tax losses to future periods. Net operating loss carryforwards for federal income tax purposes were $68.7 million and $83.1 million as of December 31, 2011 and 2010, respectively. These tax losses will expire during 2023 and 2024.

White River had no liability recorded for unrecognized tax benefits at December 31, 2011 or 2010.

White River recognizes interest and penalties, if any, on tax assessments or tax refunds in the financial statements as a component of income tax expense.

White River and its subsidiaries are subject to taxation by the United States and by various state jurisdictions.  With some exceptions, White River’s consolidated tax returns for its 2007 tax year and forward remain open to examination by tax authorities.  Also, net operating losses carried forward from prior years remain open to examination by tax authorities.

Upon completion of its 2010 federal and state income tax returns in September 2011, White River determined that its estimated statutory tax rate, used to tax effect its temporary differences, had changed based on the 2010 state apportionment results.  Such new apportionments were the result of changes in volumes of business in various states which resulted in an increase in the estimated state tax effective rate which increased the overall statutory rates applied to White River’s temporary differences.  This change in the effective rate resulted in an increase to the net deferred tax asset of approximately $176,000 which reduced income tax expense for the year ended December 31, 2011.

The composition of income tax expense is as follows for the years ended December 31 ($ in thousands):

	2011	2010

Current tax expense	$724	$419
Deferred tax expense	4,425	3,916

Income tax expense	$5,149	$4,335

The effective income tax rate differs from the statutory federal corporate tax rate as follows for the years ended December 31:

	2011	2010

Statutory rate	35.0%	35.0%
State income taxes	3.5	1.5
Valuation allowance and other	(3.4)	1.5

Effective rate	35.1%	38.0%

The composition of deferred income taxes is as follows as of December 31 ($ in thousands):

	2011	2010
Deferred tax assets:
Net operating loss carryforward	$25,822	$30,845
AMT credit carryforward	996	1,295
Basis difference in goodwill	7,300	7,639
Allowance for loan losses	2,940	2,951
Other	341	208
Total deferred tax assets	37,399	42,938
Valuation allowance	(674)	(877)
	36,725	42,061

Deferred tax liabilities:
Basis difference in creditor notes payable	—	827
Straight line vs. actuarial discount earned	228	211
Other	8	109
Total deferred tax liabilities	236	1,147

Net deferred tax assets	$36,489	$40,914

9. STOCK-BASED COMPENSATION

On October 26, 2005, the board of directors of White River adopted the White River Capital, Inc. Directors Stock Compensation Plan. The plan provides for the payment of a portion of regular fees to certain members of the board of directors in the form of shares of White River common stock. The terms of the plan include the reservation of 100,000 shares of White River common stock for issuance under the plan. The cost that has been charged against income for this plan was approximately $120,000 during both the years ended December 31, 2011 and 2010. The total income tax benefit recognized in the income statement for this share-based compensation arrangement was approximately $46,000 and $44,000 for the years ended December 31, 2011 and 2010, respectively. White River issued 6,600 and 10,583 shares during 2011 and 2010, respectively, representing the prior year’s compensation under this plan. As of December 31, 2011, approximately 55,000 shares had been issued under this plan resulting in approximately 45,000 shares available to be issued.

On May 18, 2009, White River entered into a new employment agreement with William McKnight, President and Chief Executive Officer of Coastal Credit. Mr. McKnight’s employment agreement was amended on May 10, 2011, pursuant to which the term of his employment was extended by two years to January 1, 2014, and his annual base salary was increased to $450,000 effective January 1, 2012. This employment agreement includes a long-term incentive award providing for the payment, in cash, of the value of 100,000 shares of White River stock, vesting in three annual increments of 33,333.33 shares on January 1, 2010, 2011 and 2012. This long-term incentive award was extended pursuant to the May 10, 2011 amendment in that an additional 33,333.33 shares will vest annually and payable only in cash on January 1, 2013 and 2014.This award is accounted for as a liability award. The value of payment is determined based on the mean of the trading value of White River shares for 20 trading days prior to the vesting date. Compensation expense related to this award approximated $692,000 and $569,000 for the years ended December 31, 2011 and 2010, respectively, and is included in salaries and benefits expense in the accompanying consolidated statements of operations. The total income tax benefit recognized in the income statement for this share-based compensation arrangement was approximately $266,400 and $207,700 for the years ended December 31, 2011 and 2010, respectively.

On May 5, 2006, White River shareholders approved the White River Capital, Inc. 2005 Stock Incentive Plan. The purpose of this plan is to offer certain employees, non-employee directors, and consultants the opportunity to acquire a proprietary interest in White River. The plan provides for the grant of options, restricted stock awards and performance stock awards. All vesting terms are less than 10 years.  The total number of options and stock awards that may be awarded under the plan may not exceed 250,000. As of December 31, 2011, White River awarded restricted stock awards totaling 197,545 shares and 82,020 of these shares have vested and have been issued and 35,080 shares have been forfeited. The total fair value of the vested stock awards at the time of vesting was approximately $43,700 and $217,000 for the years ended December 31, 2011 and 2010, respectively. Forfeited shares are available for the purposes of the plan. White River has not issued stock options as of December 31, 2011. The following is a summary of the status of White River’s non-vested restricted stock awards and changes during the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011		2010
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Beginning nonvested awards	2,000	$6.45	4,400	$7.96
Granted	80,445	19.71	—	—
Vested	(2,000)	6.45	(2,400)	9.23
Forfeited	—	—	—	—
Ending nonvested awards	80,445	$19.71	2,000	$6.45

On October 26, 2011, White River entered into a Stock Award Agreement (the “Agreement”) under White River’s 2005 Stock Incentive Plan (the “Plan”) with John M. Eggemeyer, III, the Chairman of the Board and Chief Executive Officer of White River.  Pursuant to the Agreement, White River granted to Mr. Eggemeyer 50,000 shares of common stock, without par value, of White River (the “Shares”) as a performance stock award.  The Shares will vest in one installment, in full, on the date White River’s audited financial statements for the fiscal year ended December 31, 2013 are completed and attested to by White River’s independent registered public accounting firm (the “Determination Date”) if all of the following performance goals have been achieved: (i) White River’s net income per fully-diluted common share (“EPS”) for the fiscal year ended December 31, 2011, as shown on White River’s audited financial statements for such fiscal year, is $3.00; (ii) White River’s EPS for the fiscal year ended December 31, 2012, as shown on White River’s audited financial statements for such fiscal year is $3.30; and (iii) White River’s EPS for the fiscal year ended December 31, 2013, as shown on White River’s audited financial statements for such fiscal year, is $3.75.

Notwithstanding the foregoing (but subject to possible earlier forfeiture, as described below), upon the occurrence of a “Vesting Event” (as defined in the Plan), Mr. Eggemeyer will become 100% vested in any outstanding unvested Shares.  For purposes of the Plan, “Vesting Event” generally means (i) the occurrence of a change in control of White River, or (ii) the termination of a participant’s service to White River (other than for cause or other reasons or conditions specified in an award agreement as conditions that would prevent a Vesting Event from occurring on or after termination) following the approval by White River’s shareholders of any matter, plan, or transaction which would result in a change in control of White River.

The Agreement provides that the Shares will automatically be forfeited and will not vest upon the first to occur of the following: (i) if, as of the Determination Date, all of the EPS performance goals described above have not been achieved by White River for the periods indicated; or (ii) upon a termination of Mr. Eggemeyer’s employment with White River; or (iii) on the date immediately preceding any Vesting Event, unless, by operation of the change in control giving rise to the Vesting Event, holders of the common stock of White River are or will be entitled to directly receive cash or certain liquid “Qualifying Securities” (as defined in the Agreement) with respect to or in exchange for their White River shares.

The value of restricted awards is determined based on the trading value of White River shares on the grant date. Compensation expense related to these awards approximated $208,500 and $200,900 for the years ended December 31, 2011 and 2010, respectively, and is included in salaries and benefits expense in the accompanying consolidated statements of operations. The total income tax benefit recognized in the income statement for this share-based compensation arrangement was approximately $80,300 and  $73,300 for the years ended December 31, 2011 and 2010, respectively. There was $1.8 million and $0.8 million of total unrecognized compensation cost related to non-vested share-based compensation and long-term incentive award arrangements granted as of December 31, 2011 and 2010, respectively. That cost is expected to be recognized over a weighted-average period of 2.0 years and 1.0 years as of December 31, 2011 and 2010, respectively.

10.	BUSINESS SEGMENT INFORMATION

Set forth in the table below is certain financial information with respect to White River’s reportable segments as discussed in Note 1. All taxes are recorded at Corporate and Other. UAC and Coastal Credit are limited liability companies and are consolidated with White River for tax purposes.  As of January 1, 2011, all financial information for UAC is reported in the “Corporate and Other” segment.  The tables below are being reported based on this new segment classification ($ in thousands):

For The Year Ended December 31, 2011	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$35,189	$2	$35,191

Interest expense	(1,852)	(43)	(1,895)

Net interest margin	33,337	(41)	33,296

Provision for loan losses	(3,988)	(6)	(3,994)

Net interest margin (deficit) after provision for loan losses	29,349	(47)	29,302

Total other expenses	(12,288)	(2,336)	(14,624)

Income (loss) before income taxes	$17,061	$(2,383)	$14,678

For The Year Ended December 31, 2010	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$32,808	$17	$32,825

Interest expense	(1,318)	(174)	(1,492)

Net interest margin	31,490	(157)	31,333

Recovery (provision) for loan losses	(6,426)	72	(6,354)

Net interest margin (deficit) after recovery (provision) for loan losses	25,064	(85)	24,979

Total other expenses	(11,654)	(1,911)	(13,565)

Income (loss) before income taxes	$13,410	$(1,996)	$11,414

The following table presents assets with respect to White River’s reportable segments ($ in thousands) at:

	December 31,
	2011	2010

Corporate and other	$37,253	$41,599
Coastal Credit	118,057	100,009

	$155,310	$141,608

11. EARNINGS PER SHARE

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

	Years Ended December 31,
	2011	2010

Net income in thousands	$9,529	$7,079

Weighted average shares outstanding	3,605,675	3,838,894

Incremental shares from assumed conversions:
Stock award plans	5,647	324

Weighted average shares and assumed incremental shares	3,611,322	3,839,218

Earnings per share:

Basic	$2.64	$1.84

Diluted	$2.64	$1.84

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly financial results ($ in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 31, 2011
Interest on receivables	$8,370	$8,676	$9,038	$9,107

Net interest margin	$7,902	$8,230	$8,567	$8,597

Other expense	$(3,611)	$(3,629)	$(3,405)	$(3,979)

Net income	$2,095	$2,537	$2,851	$2,046

Basic earnings per share	$0.57	$0.70	$0.79	$0.58

Diluted earnings per share	$0.57	$0.70	$0.79	$0.57

Basic weighted average shares	3,689,450	3,612,880	3,588,898	3,533,371

Diluted weighted average shares	3,695,570	3,614,984	3,592,497	3,560,323

Fiscal Year Ended December 31, 2010
Interest on receivables	$7,865	$8,100	$8,383	$8,477

Net interest margin	$7,517	$7,732	$8,001	$8,083

Other expense	$(3,610)	$(3,072)	$(3,259)	$(3,624)

Net income	$1,347	$1,977	$1,791	$1,964

Basic earnings per share	$0.34	$0.51	$0.48	$0.52

Diluted earnings per share	$0.34	$0.51	$0.48	$0.52

Basic weighted average shares	3,974,897	3,884,603	3,756,059	3,743,472

Diluted weighted average shares	3,976,198	3,886,515	3,758,098	3,744,330

13. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

White River and its subsidiaries’ obligations under operating lease agreements were $0.9 million and $1.0 million for the years ended December 31, 2011 and 2010, respectively.  The following table represents obligations due for each of the years ended December 31indicated below under current operating lease agreements ($ in thousands):

Year	Total

2012	$495
2013	167
2014	70
2015	40
2016	27

15. DIVIDENDS AND SHARE REPURCHASE PROGRAM

On November 11, 2009, the Board of Directors reauthorized White River’s previously announced share repurchase program. Under this program, White River was authorized to repurchase up to 500,000 shares of its outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions.  White River has repurchased all 500,000 shares of its outstanding common stock under the program for $7.7 million. Information pertaining to the shares repurchased during 2011 under this program is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Program

January 1, 2011 - March 31, 2011	100,479	$18.50	100,479	17,571
April 1, 2011 - June 30, 2011	—	$—	—	17,571
July 1, 2011 - September 30, 2011	17,571	$18.73	17,571	—
October 1, 2011 - December 31, 2011	—	$—	—	—
	118,050	$18.53	118,050

On August 11, 2011, White River announced that its Board of Directors approved a new program to repurchase, from time to time and subject to market conditions, up to 250,000 shares of White River’s outstanding common stock, on the open market or in privately negotiated transactions. As of December 31, 2011, White River has repurchased 62,829 shares of its outstanding common stock under the program for $1.2 million. Information pertaining to the shares repurchased during 2011 under this program is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Program

January 1, 2011 - March 31, 2011	—	$—	—	—
April 1, 2011 - June 30, 2011	—	$—	—	—
July 1, 2011 - September 30, 2011	62,829	$19.40	62,829	187,171
October 1, 2011 - December 31, 2011	—	$—	—	187,171
	62,829	$19.40	62,829

16. SUMMARY OF STOCK TRANSFER RESTRICTIONS AND RELATED PROVISIONS

General

The following is a summary of the material transfer restrictions set forth in Article 10 of White River’s articles of incorporation. The following summary is not complete but does describe the significant terms. The transfer restrictions apply to transfers of White River’s common stock and any other instrument that would be treated as “stock,” as determined under applicable Treasury Regulations. The transfer restrictions will apply until the earlier of:

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

17. SUBSEQUENT EVENTS

On February 3, 2012, White River announced that its Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to shareholders of record on February 13, 2012.  This quarterly dividend was paid on February 24, 2012.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

White River carried out an evaluation, under the supervision of its Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of the design and operation of White River’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15 as of December 31, 2011. Based upon that evaluation, the Chief Executive Officer, President and Chief Financial Officer concluded that, at December 31, 2011, White River’s disclosure controls and procedures are effective in accumulating and communicating to management (including such officers) the information required to be included in White River’s periodic SEC filings.

Management’s Report on Internal Control Over Financial Reporting

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

White River’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2011.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, White River’s management concluded that, as of December 31, 2011, White River’s internal control over financial reporting is effective based on those criteria.

During White River’s fiscal quarter ended December 31, 2011, there were no changes in White River’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect White River’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

Information contained under the captions “Proposal 1: Election of Directors,” “Executive Officers,” “Executive Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in White River’s proxy statement for the 2012 annual meeting of shareholders (“Proxy Statement”) is incorporated herein by reference.

Code of Ethics

 White River has adopted the White River Capital, Inc. Code of Business Conduct and Ethics (“code of ethics”), a code of ethics that applies to the Chief Executive Officer, President and Chief Financial Officer.  White River has posted this code of ethics on its website at www.whiterivercap.com, at the “Corporate Governance” tab.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2011, the following shares were authorized to be issued under White River’s equity compensation plans:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	80,445	1	$0.00	132,401	2
Equity compensation plans not approved by security holders	0		0	0
Total	80,445	1	$0.00	132,401	2
1	Includes 80,445 shares issuable pursuant to outstanding performance awards under the 2005 Stock Incentive Plan.
2
Includes 87,535 shares issuable pursuant to the 2005 Stock Incentive Plan in the form of stock options, restricted stock awards, or performance stock awards, and 44,866 shares issuable pursuant to the 2005 Directors Stock Compensation Plan.

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

PART IV

ITEM 15. EXHIBITS

1.       Financial Statements

The following consolidated financial statements of White River Capital, Inc. and its subsidiaries and independent auditors’ report are included in Part II (Item 8) of this Form 10-K:

2.       Financial Statement Schedules

Not applicable.

3.       Exhibits

The following documents are included or incorporated by reference in this Annual Report on Form 10K:

3.1(a)	Articles of Incorporation of White River Capital, Inc. (incorporated by reference to Exhibit 3.1 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))
3.1(b)	Articles of Amendment to White River Capital, Inc.’s Articles of Incorporation, effective May 22, 2009 (incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-K filed May 26, 2009)
3.2	Code of By-Laws of White River Capital, Inc. (amended as of July 24, 2009) (incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-K filed July 28, 2009)
4.1	Form of common stock certificate of registrant (incorporated by reference to Exhibit 4.1 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))
4.2
Article 5 – “Number of Shares,” Article 6 – “Terms of Shares,” Article 10 – “Transfer and Ownership Restrictions,” and Article 11 – “Miscellaneous Provisions”  (concerning the applicability of the Indiana Control Share Acquisitions Chapter and the Indiana Business Combinations Chapter) of registrant’s Articles of Incorporation (incorporated by reference to registrant’s Articles of Incorporation filed as Exhibit 3.1 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

4.3
Article III – “Shareholder Meetings,” Article VI – “Certificates for Shares,” and Article VII, Section 3 – “Corporate Books and Records” of registrant’s Code of By-Laws (incorporated by reference to registrant’s Code of By-Laws filed as Exhibit 3.1 of the registrant’s Form 8-K filed July 28, 2009)

4.4
Second Amended and Restated Plan of Reorganization of Union Acceptance Corporation dated August 8, 2003 (incorporated by reference to Exhibit 4.6 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

4.5
Regulation S-K, Item 601(b)(4)(iii) undertaking to furnish debt instruments to the Commission upon request (incorporated by reference to Exhibit 4.9 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

10.1(a)	Amended Finance Agreement dated April 16, 2001, between Coastal Credit, LLC and Wells Fargo Financial Preferred Capital, Inc.
10.1(b)	First Amendment to Finance Agreement dated March 22, 2004, between Coastal Credit, LLC and Wells Fargo Financial Preferred Capital, Inc.
10.1(c)
Second Amendment to Finance Agreement, dated August 24, 2005, between Coastal Credit LLC and Wells Fargo Financial Preferred Capital, Inc. (including replacement Promissory Note and White River Capital Inc. Guaranty)

10.1(d)	Third Amendment to Finance Agreement, dated January 2, 2007, between Coastal Credit LLC and Wells Fargo Financial Preferred Capital, Inc.
10.1(e)	Fourth Amendment to Amended Finance Agreement dated November 9, 2011 between Coastal Credit, L.L.C. and Wells Fargo Preferred Capital, Inc.
10.2
Memorandum of Understanding dated February 15, 2005, among registrant, Union Acceptance Corporation and the Plan Committee under Union Acceptance Corporation’s Second Amended and Restated Plan of Reorganization (incorporated by reference to Exhibit 10.2 of registrant’s Registration Statement on Form S-1/S-4 (Reg. No. 333-123909))

10.3
Amended and Restated Employment Agreement dated as of January 4, 2012 between Martin J. Szumski and White River Capital, Inc. (incorporated by reference to Exhibit 99.1 of registrant’s Form 8-K filed January 10, 2012)

10.4(a)
Employment Agreement dated May 18, 2009 (to be effective as of January 1, 2009), by and among Coastal Credit, LLC, White River Capital, Inc., and William E. McKnight (incorporated by reference to Exhibit 99.1 of registrant’s Form 8-K filed May 22, 2009)

10.4(b)
First Amendment to Employment Agreement dated May 10, 2011 by and among Coastal Credit, LLC, White River Capital, Inc., and William E. McKnight, along with Amended and Restated Terms of Long-Term Cash Incentive Award dated May 10, 2011 (incorporated by reference to Exhibit 10.3 of registrant’s Form 10-Q for the period ended March 31, 2011)

10.5	Stock Award Agreement dated March 18, 2011 by and between Martin J. Szumski and White River Capital, Inc. (incorporated by reference to Exhibit 99.1 of registrant’s Form 8-K filed March 23, 2011)
10.6
Stock Award Agreement dated October 26, 2011 by and between John M. Eggemeyer, III and White River Capital, Inc. (incorporated by reference to Exhibit 99.1 of registrant’s Form 8-K filed November 1, 2011)

10.7	White River Capital, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 of registrant’s Form S-8 (File No. 333-130187))
10.8	Expense Sharing Agreement, dated November 8, 2005, between White River Capital, Inc. and Castle Creek Capital, LLC and Castle Creek Advisors LLC
10.9	White River Capital Inc. Directors Stock Compensation Plan, amended as of May 6, 2010 (incorporated by reference to Exhibit 10.1 of registrant’s Form 10-Q for the period ended March 31, 2010)
10.10
Stock Repurchase Agreement dated March 14, 2011 by and among White River Capital, Inc., and the Sellers listed therein (incorporated by reference to Exhibit 99.1 of registrant’s Form 8-K filed March 14, 2011)

21.1	Subsidiaries of White River Capital, Inc. (incorporated by reference to Exhibit 21.1 of registrant’s Form 10-K for the year ended December 31, 2010)
23.1	Consent of McGladrey & Pullen LLP
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
32.1	Section 1350 Certifications
101
The following materials from White River’s Form 10-K for the year ended December 31, 2011, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*
Users of the XBRL-related information in Exhibit 101 of this Annual Report on Form 10-K are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or as a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.  The financial information contained in the XBRL-related documents is unaudited and unreviewed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

White River Capital, Inc.
(Registrant)

March 9, 2012	By:	/s/ Martin J. Szumski
Martin J. Szumski
Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Date

/s/ John M. Eggemeyer, III	Chairman and Chief Executive Officer, Director (Principal Executive Officer)	March 9, 2012
John M. Eggemeyer, III

/s/ Martin J. Szumski	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2012
Martin J. Szumski

/s/ Thomas C. Heagy	Director	March 9, 2012
Thomas C. Heagy

/s/ William E. McKnight	Director	March 9, 2012
William E. McKnight

/s/ Daniel W. Porter	Director	March 9, 2012
Daniel W. Porter

/s/ John W. Rose	Director	March 9, 2012
John W. Rose

/s/ Richard D. Waterfield	Director	March 9, 2012
Richard D. Waterfield