Form 10-Q
period 2012-03-31
White River Capital Inc
filed 2012-05-15
CIK 1318545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 10, 2012, there were 3,544,825 shares outstanding of the issuer’s Common Stock, without par value.

White River Capital, Inc.
Form 10-Q for the Quarter Ended March 31, 2012

- INDEX -

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	1

	Unaudited Condensed Consolidated Statements of Operations for the Quarters and Ended March 31, 2012 and 2011	2

	Unaudited Condensed Consolidated Statements of Cash Flows for the Quarters Ended March 31, 2012 and 2011	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

SIGNATURES		24

EXHIBIT INDEX		25

Part I  Financial Information

ITEM 1.  FINANCIAL STATEMENTS.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2012	December 31, 2011
ASSETS	(Unaudited)

Cash and cash equivalents	$2,881	$3,244
Finance receivables—net	118,324	114,716
Deferred tax assets—net	35,384	36,489
Other assets	879	861

TOTAL	$157,468	$155,310

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Line of credit	$83,000	$81,000
Accrued interest	208	183
Other payables and accrued expenses	1,227	2,398

Total liabilities	84,435	83,581

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, without par value, authorized 3,000,000 shares; none issued and outstanding	-	-
Common Stock, without par value, authorized 20,000,000 shares; 3,544,825 and 3,534,480 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	174,498	174,328
Accumulated deficit	(101,465)	(102,599)

Total shareholders’ equity	73,033	71,729

TOTAL	$157,468	$155,310

See notes to condensed consolidated financial statements.

Part I  Financial Information

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarters Ended March 31,
	2012	2011
INTEREST:
Interest on receivables	$9,074	$8,370

Interest expense	(606)	(468)

Net interest margin	8,468	7,902

Provision for loan losses	(1,289)	(1,056)

Net interest margin after provision for loan losses	7,179	6,846

OTHER REVENUES (EXPENSES):
Salaries and benefits	(2,587)	(2,446)
Other operating expenses	(1,366)	(1,123)
Change in fair market valuation of creditor notes payable	-	43
Other expense	(104)	(85)

Total other expenses	(4,057)	(3,611)

INCOME BEFORE INCOME TAXES	3,122	3,235

INCOME TAX EXPENSE	(1,103)	(1,140)

NET INCOME	$2,019	$2,095

NET INCOME PER COMMON SHARE (BASIC)	$0.57	$0.57

NET INCOME PER COMMON SHARE (DILUTED)	$0.57	$0.57

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,541,773	3,689,450

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,542,782	3,695,570

See notes to condensed consolidated financial statements.

Part I  Financial Information

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Quarters Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,019	$2,095
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,289	1,056
Amortization and depreciation	89	83
Amortization of discount and interest accrued on creditor notes payable	-	43
Deferred income taxes	1,105	975
Change in fair value of creditor notes payable	-	(43)
Stock based compensation expense	170	129
Changes in assets and liabilities:
Accrued interest receivable and other assets	(79)	(74)
Other payables and accrued expenses	(1,146)	(454)
Net cash provided by operating activities	3,447	3,810

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of finance receivables	(22,740)	(19,065)
Collections on finance receivables	17,843	15,178
Principal collections and recoveries on receivables held for investment	-	(6)
Capital expenditures	(28)	(27)
Net cash used in investing activities	(4,925)	(3,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock repurchased	-	(1,859)
Common stock cash dividend	(885)	(926)
Net borrowing on line of credit	2,000	2,000
Net cash provided by (used in) financing activities	1,115	(785)

DECREASE IN CASH AND CASH EQUIVALENTS	(363)	(895)
CASH AND CASH EQUIVALENTS—Beginning of year	3,244	3,287
CASH AND CASH EQUIVALENTS—End of period	$2,881	$2,392

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax paid (refund)	$(40)	$11
Interest paid	$582	$407

See notes to condensed consolidated financial statements.

Part I  Financial Information

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) QUARTERS ENDED March 31, 2012 AND 2011

1. BASIS OF PRESENTATION

The foregoing condensed consolidated financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods presented have been included, consisting only of normal recurring adjustments. Results for any interim period are not necessarily indicative of results to be expected for the year ending December 31, 2012.

The condensed consolidated unaudited interim financial statements have been prepared in accordance with Form 10-Q specifications and therefore do not include all information and footnotes normally shown in annual financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2011 is derived from audited financial statements. These interim period financial statements should be read in conjunction with the consolidated financial statements that are included in the Annual Report on Form 10-K for the year ended December 31, 2011 of White River Capital, Inc., which is available online at www.WhiteRiverCap.com or www.sec.gov.

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

New Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 superseded some of the guidance in Accounting Standards Codification Topic 220. The main provisions of this ASU provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements: (i) a single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income; (ii) in a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. This ASU is effective beginning with the first quarter of 2012 and had no material impact on the White River consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No 2011-05”. ASU 2011-12 delayed the effective date of certain requirements of ASU 2011-05 related to the presentation of reclassifications of items out of accumulated other comprehensive income. This ASU is effective beginning with the first quarter of 2012 and had no material impact on the White River consolidated financial statements.

Part I  Financial Information

2. GENERAL DISCUSSION

White River Capital, Inc. (“White River” or the “Company”) is a holding company for specialized indirect auto finance businesses, with one principal operating subsidiary, Coastal Credit LLC (“Coastal Credit”). Coastal Credit, based in Virginia Beach, Virginia, is a specialized subprime auto finance company engaged in acquiring subprime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks.  Coastal Credit then services the receivables it acquires. Coastal Credit operates in 27 states through 14 offices.

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

Part I  Financial Information

Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at a level considered adequate to cover credit losses inherent in finance receivables.

The allowance for loan losses is established systematically by management based on the determination of the amount of credit losses inherent in the finance receivables as of the reporting date. All finance receivables of the Company are collectively evaluated for impairment. The Company reviews charge off experience factors, delinquency reports, historical collection rates and other information in order to make the necessary judgments as to credit losses inherent in the portfolio as of the reporting date. The Company measures its credit exposure by determining credit risk profiles based on payment activity and contractual delinquency. In addition to contractually delinquent accounts, the Company also evaluates historical loss performance of other accounts in their final stages of collection, in the aggregate, in determining the allowance for loan losses.  These accounts amounted to $1.0 million and $0.9 million as of March 31, 2012 and December 31, 2011, respectively. Assumptions regarding probable credit losses are reviewed quarterly and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumptions increase, there could be an increase in the amount of allowance for loan losses required, which could decrease the net carrying value of finance receivables and increase the provision for loan losses recorded on the consolidated statements of operations. The Company believes that the existing allowance for loan losses is sufficient to absorb probable finance receivable losses.

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

Part I  Financial Information

Coastal Credit Finance receivables – net outstanding were as follows ($ in thousands):

	March 31, 2012	December 31, 2011

Finance receivables, gross	$140,810	$137,277
Unearned finance charge income	(1,798)	(1,763)
Finance receivables, net of unearned finance charge income	139,012	135,514

Accretable unearned acquisition discounts and fees	(12,985)	(13,095)
Finance receivables, net of unearned finance charge income and discounts and fees	126,027	122,419

Allowance for loan losses	(7,703)	(7,703)

Finance receivables - net	$118,324	$114,716

Activity in the Coastal Credit allowance for loan losses on finance receivables is as follows ($ in thousands):

	Quarters Ended March 31,
	2012	2011

Balance at beginning of period	$7,703	$8,153
Charge-offs	(1,919)	(1,829)
Recoveries	630	579
Provision for loan losses	1,289	1,050

Balance at the end of the period	$7,703	$7,953

Finance receivables, net of unearned finance charges	$139,012	$120,635

Allowance for loan losses as a percent of finance receivables, net of unearned finance charges	5.54%	6.59%

Annualized net charge-offs as a percent of finance receivables, net of unearned finance charges	3.71%	4.14%

Allowance for loan losses as a percent of annualized net charge-offs	149.40%	159.06%

Part I  Financial Information

The following is an assessment of the credit quality of the finance receivables as of March 31, 2012 and December 31, 2011. Delinquency status of finance receivables at Coastal Credit under their contractual terms are as follows ($ in thousands):

	March 31, 2012		December 31, 2011

Finance receivables - gross balance	$140,810		$137,277

Delinquencies:
30-59 days	$1,014	0.7%	$1,317	1.0%
60-89 days	512	0.4%	689	0.5%
90+ days	946	0.7%	697	0.5%
Total delinquencies	$2,472	1.8%	$2,703	2.0%

4. OTHER ASSETS

Other assets are as follows ($ in thousands):

	March 31, 2012	December 31, 2011

Prepaid expenses	$409	$358
Property, equipment and leasehold improvements, net	460	456
Other	10	47
Total other assets	$879	$861

5. INCOME TAXES

White River had no liability recorded for unrecognized tax benefits at March 31, 2012 or December 31, 2011.

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

6. STOCK-BASED COMPENSATION

On October 26, 2005, the board of directors of White River adopted the White River Capital, Inc. Directors Stock Compensation Plan. The plan provides for the payment of a portion of regular fees to certain members of the board of directors in the form of shares of White River common stock. The terms of the plan include the reservation of 100,000 shares of White River common stock for issuance under the plan. As of March 31, 2012, 60,846 shares of White River common stock were issued under this plan.

Part I  Financial Information

On May 18, 2009, White River entered into a new employment agreement with William McKnight, President and Chief Executive Officer of Coastal Credit. Mr. McKnight’s employment agreement was amended on May 10, 2011, pursuant to which the term of his employment was extended by two years to January 1, 2014, and his annual base salary was increased to $450,000 effective January 1, 2012. This employment agreement includes a long-term incentive award providing for the payment, in cash, of the value of 100,000 shares of White River stock, vesting in three annual increments of 33,333.33 shares on January 1, 2010, 2011 and 2012. This long-term incentive award was extended pursuant to the May 10, 2011 amendment in that an additional 33,333.33 shares will vest annually and become payable only in cash on January 1, 2013 and 2014. This award is accounted for as a liability award. The payment amount is determined based on the mean of the trading value of White River shares for 20 trading days prior to the vesting date. Compensation expense related to this award approximated $185,000 and $144,000 for the quarters ended March 31, 2012 and 2011, respectively. The compensation expense related to this award is included in salaries and benefits expenses in the accompanying consolidated statements of operations. The total income tax benefit recognized in the income statement for this share-based compensation arrangement was approximately $71,200 and $52,600 for the quarters ended March 31, 2012 and 2011, respectively.

On May 5, 2006, White River shareholders approved the White River Capital, Inc. 2005 Stock Incentive Plan. The purpose of this plan is to offer certain employees, non-employee directors, and consultants the opportunity to acquire a proprietary interest in White River. The plan provides for the grant of options, restricted stock awards and performance stock awards. The total number of options and stock awards that may be awarded under the plan may not exceed 250,000. As of March 31, 2012, White River awarded restricted stock awards totaling 197,545 shares and 86,653 of these shares have vested and have been issued and 35,280 shares have been forfeited. Forfeited shares are available for the purposes of the plan. White River has not issued stock options as of March 31, 2012. The following is a summary of the status of White River’s non-vested restricted stock awards and changes during the respective periods:

	Quarters Ended March 31,
	2012		2011
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Beginning nonvested awards	80,445	$19.71	2,000	$6.45
Granted	-	-	10,000	17.25
Vested	(4,633)	17.74	-	-
Forfeited	(200)	19.01	-	-
Ending nonvested awards	75,612	$19.83	12,000	$15.45

The value of restricted awards is determined based on the trading value of White River shares on the grant date. Compensation expense related to these awards approximated $44,800 and $9,000 for the quarters ended March 31, 2012 and 2011, respectively. The compensation expense related to these awards is included in salaries and benefits expense in the accompanying consolidated statements of operations. The total income tax benefit recognized in the income statement for this share-based compensation arrangement was approximately $17,200 and $3,200 for the quarters ended March 31, 2012 and 2011, respectively. There was $1.6 million and $0.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements and liability awards granted as of March 31, 2012 and 2011, respectively. That cost is expected to be recognized over a weighted-average period of 1.8 years and 1.3 years as of March 31, 2012 and 2011, respectively.

Part I  Financial Information

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

7. BUSINESS SEGMENT INFORMATION

Set forth in the table below is certain financial information with respect to White River’s reportable segments ($ in thousands):

For The Quarter Ended March 31, 2012	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$9,074	$-	$9,074

Interest expense	(606)	-	(606)

Net interest margin	8,468	-	8,468

Provision for loan losses	(1,289)	-	(1,289)

Net interest margin after provision for loan losses	7,179	-	7,179

Total other expenses	(3,341)	(716)	(4,057)

Income (loss) before income taxes	$3,838	$(716)	$3,122

For The Quarter Ended March 31, 2011	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$8,370	$-	$8,370

Interest expense	(425)	(43)	(468)

Net interest margin	7,945	(43)	7,902

Provision for loan losses	(1,050)	(6)	(1,056)

Net interest margin after provision for loan losses	6,895	(49)	6,846

Total other expenses	(3,100)	(511)	(3,611)

Income (loss) before income taxes	$3,795	$(560)	$3,235

Part I  Financial Information

The following table presents assets with respect to White River’s reportable segments ($ in thousands) at:

	March 31, 2012	December 31, 2011

Corporate and other	$36,020	$37,253
Coastal Credit	121,448	118,057
	$157,468	$155,310

8. EARNINGS PER SHARE

Basic earnings per share are calculated by dividing the reported net income for the period by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding during a period is weighted for the portion of the period that the shares were outstanding. Diluted earnings per share include the dilutive effect of stock awards. Basic and diluted earnings per share have been computed as follows ($ in thousands except per share data):

	Quarters Ended March 31,
	2012	2011

Net income in thousands	$2,019	$2,095

Weighted average shares outstanding	3,541,773	3,689,450

Incremental shares from assumed conversions:
Stock award plans	1,009	6,120

Weighted average shares and assumed incremental shares	3,542,782	3,695,570

Earnings per share:

Basic	$0.57	$0.57

Diluted	$0.57	$0.57

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

Part I  Financial Information

10. DIVIDENDS AND SHARE REPURCHASE PROGRAM

On August 11, 2011, White River announced that its Board of Directors approved a program to repurchase, from time to time and subject to market conditions, up to 250,000 shares of White River’s outstanding common stock, on the open market or in privately negotiated transactions. As of March 31, 2012, White River has repurchased 62,829 shares of its outstanding common stock under the program for $1.2 million.  For the quarter ended March 31, 2012, White River did not repurchase any shares under this program. Information on the shares repurchased during the quarter ended March 31, 2012 under the program is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Program

January 1, 2012 - January 31, 2012	-	$ -	-	187,171
February 1, 2012 - February 29, 2012	-	$ -	-	187,171
March 1, 2012 - March 31, 2012	-	$ -	-	187,171

On February 3, 2012, White River announced that its Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to shareholders of record on February 13, 2012.  This quarterly dividend was paid on February 24, 2012.

11. SUBSEQUENT EVENTS

On May 11, 2012, White River’s Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to be paid on June 5, 2012 to shareholders of record as of May 22, 2012.

Part I  Financial Information

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Founded in 2004, White River Capital, Inc. (“White River”) is a financial services holding company headquartered in Rancho Santa Fe, California with one principal operating subsidiary.

Coastal Credit LLC (“Coastal Credit”), based in Virginia Beach, Virginia, is a specialized subprime auto finance company engaged in acquiring subprime auto receivables from both franchised and independent automobile dealers which have entered into contracts with purchasers of typically used, but some new, cars and light trucks. Coastal Credit then services the receivables it acquires. Coastal Credit operates in 27 states through 14 offices.

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

Part I  Financial Information

The ultimate realization of the deferred tax asset depends on White River’s ability to generate sufficient taxable income in the future and its ability to avoid an ownership change for tax purposes. The valuation allowance has been derived pursuant to the provisions of ASC Topic No. 740, Income Taxes, and reduces the total deferred tax asset to an amount that will “more likely than not” be realized. As of March 31, 2012 and December 31, 2011, there was no liability recorded for unrecognized tax benefits.

New Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 will supersede some of the guidance in Accounting Standards Codification Topic 220. The main provisions of this ASU provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements: (i) a single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income; (ii) in a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. This ASU is effective beginning with the first quarter of 2012 and had no material impact on the White River consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No 2011-05”. ASU 2011-12 delayed the effective date of certain requirements of ASU 2011-05 related to the presentation of reclassifications of items out of accumulated other comprehensive income. This ASU is effective beginning with the first quarter of 2012 and had no material impact on the White River consolidated financial statements.

Results of Operations

The Quarter Ended March 31, 2012 Compared to the Quarter Ended March 31, 2011 – Overview

Net income was relatively unchanged at $2.0 million, or $0.57 per diluted share, for the quarter ended March 31, 2012, compared to $2.1 million, or $0.57 per diluted share, for the quarter ended March 31, 2011.

Part I  Financial Information

Discussion of Results

The following table presents consolidating financial information for White River for the periods indicated ($ in thousands):

For The Quarter Ended March 31, 2012	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$9,074	$-	$9,074

Interest expense	(606)	-	(606)

Net interest margin	8,468	-	8,468

Provision for loan losses	(1,289)	-	(1,289)

Net interest margin after provision for loan losses	7,179	-	7,179

Total other expenses	(3,341)	(716)	(4,057)

Income (loss) before income taxes	3,838	(716)	3,122

Income tax expense	-	(1,103)	(1,103)

Net income (loss)	$3,838	$(1,819)	$2,019

For The Quarter Ended March 31, 2011	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$8,370	$-	$8,370

Interest expense	(425)	(43)	(468)

Net interest margin	7,945	(43)	7,902

Provision for loan losses	(1,050)	(6)	(1,056)

Net interest margin after provision for loan losses	6,895	(49)	6,846

Total other expenses	(3,100)	(511)	(3,611)

Income (loss) before income taxes	3,795	(560)	3,235

Income tax expense	-	(1,140)	(1,140)

Net income (loss)	$3,795	$(1,700)	$2,095

The Quarter Ended March 31, 2012 Compared to the Quarter Ended March 31, 2011 - Consolidated

Interest on receivables increased $0.7 million to $9.1 million for the quarter ended March 31, 2012 compared to $8.4 million for the quarter ended March 31, 2011. This increase is a result of an increase in the Coastal Credit average finance receivable balance to $124.3 million during the quarter ended March 31, 2012 as compared to $105.7 million during the quarter ended March 31, 2011.  The increase in the average finance receivable balance is a result of Coastal Credit’s growth initiatives and the exploitation of market opportunities.

Interest expense was $0.6 million for the quarter ended March 31, 2012 as compared to $0.5 million for the quarter ended March 31, 2011. Costal Credit’s average line of credit was $82.0 million for the quarter ended March 31, 2012 compared to $56.5 million for the quarter ended March 31, 2011.

Part I  Financial Information

Provision for loan losses was $1.3 million compared to $1.1 million for the quarters ended March 31, 2012 and 2011, respectively. Provision for loan losses is charged to income to bring Coastal Credit’s allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables.  This increase in provision for loan losses was a result of the significant increase in the finance receivables between the periods.

Salaries and benefits were relatively stable at $2.6 million for the quarter ended March 31, 2012 compared to $2.4 million for the quarter ended March 31, 2011.

Other operating expenses were $1.4 million compared to $1.1 million for the quarters ended March 31, 2012 and 2011, respectively. This increase is due primarily to an increase in professional fees.

Income tax expense was $1.1 million for the quarters ended March 31, 2012 and 2011. The expense is based on the estimated effective tax rates for 2012 and 2011, respectively. Upon completion of its 2010 federal and state income tax returns in September 2011, White River determined that its estimated statutory tax rate, used to tax effect its temporary differences, had changed based on the 2010 state apportionment results. Such new apportionments were the result in changes in volumes of business in various states which resulted in an increase in the estimated state tax effective rate.

Financial Condition as of March 31, 2012 and December 31, 2011

Finance Receivables, Net

Finance receivables, net increased to $118.3 million at March 31, 2012 as compared to $114.7 million at December 31, 2011. A significant number of contracts acquired by Coastal Credit are contracts made with borrowers who are in the United States military. As of March 31, 2012, 56.7% of the Coastal Credit receivables were with borrowers who are in the United States military as compared to 55.4% as of December 31, 2011. Coastal Credit believes that having in the portfolio a significant percentage of contracts for which the borrowers are United States military personnel contributes to lower payment delinquency and greater collection personnel efficiencies. Coastal Credit requests that all borrowers who are in the military use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower. Delinquency of payments on contracts paid by allotment historically has been less than delinquency of payments on contracts not paid by allotment. As a result, the collection effort associated with the military contracts requires substantially less time, allowing Coastal Credit’s collection staff to focus on non-military contracts.

Other Payables and Accrued Expenses

Other payables and accrued expenses were $1.2 million at March 31, 2012 compared to $2.4 million at December 31, 2011.  This decrease is primarily attributable to the payments of accrued incentive compensation and annual director compensation.

Liquidity and Capital Resources for the Quarters Ended March 31, 2012 and 2011

Net cash provided by operating activities was $3.4 million for the quarter ended March 31, 2012 compared to $3.8 million for the quarter ended March 31, 2011. This decrease is primarily a result of a reduction of $1.1 million in other payables and accrued expenses during the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011.

Part I  Financial Information

Net cash used in investing activities was $4.9 million for the quarter ended March 31, 2012 compared to $3.9 million for the quarter ended March 31, 2011. This change was primarily the result of the net increase in finance receivables acquired by Coastal Credit during the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011.

Net cash provided by financing activities was $1.1 million for the quarter ended March 31, 2012 compared to net cash used in financing activities of $0.8 million for the quarter ended March 31, 2011. Net cash flows provided by financing activities for the quarter ended March 31, 2012 primarily resulted from the $2.0 million increase in the line of credit. This activity was partially offset by the $0.9 million cash dividends paid. Net cash flows used in financing activities for the quarter ended March 31, 2011 primarily resulted from the $1.9 million repurchase of White River common stock and $0.9 million of cash dividends paid.  This activity was partially offset by the $2.0 million increase in the line of credit.

At March 31, 2012, White River and its subsidiary had cash and cash equivalents of $2.9 million compared to $3.2 million at December 31, 2011.

Coastal Credit has a revolving credit facility from a lending institution with a maximum borrowing limit at March 31, 2012 of $100.0 million. The maturity date on the line of credit is December 31, 2014 and the interest rate is the 1 month London Interbank Offered Rate (“LIBOR”) plus 2.60%.  As of March 31, 2012, Coastal Credit had $83.0 million of indebtedness outstanding under this facility as compared to $81.0 million as of December 31, 2011. Total availability under the line of credit at March 31, 2012 was $100.0 million based upon the level of eligible collateral, with $17.0 million available in excess of the amount utilized at March 31, 2012. The credit facility is secured by substantially all of the assets of Coastal Credit. In addition, White River has provided an unconditional corporate guaranty. Coastal Credit must maintain specified financial ratios within guidelines established by the lender. Interest is paid monthly at a variable rate, based on meeting certain financial criteria. The average rate during each of the months of March, 2012 and December, 2011 was LIBOR plus 2.60% which equated to 2.8%. There is an annual commitment fee of 1/8 of 1% on the average daily unused commitment, but will increase to 1/2 of 1% if the average unused portion of the commitment for such calendar month is less than or equal to 50% of the commitment. In the event of a significant pay down or an earlier retirement of the revolver commitment, Coastal Credit would sustain certain prepayment penalties. This facility limits distributions Coastal Credit may make to White River to 80% of Coastal Credit’s pre-tax net income. Coastal Credit is currently in discussions with its lender and anticipates renewing or replacing this credit facility.

White River’s sources of liquidity, as the parent company, are limited and consist of cash on hand and distributions by Coastal Credit (subject to restrictions under Coastal Credit’s credit facility).

On August 11, 2011, White River announced that its Board of Directors approved a program to repurchase, from time to time and subject to market conditions, up to 250,000 shares of White River’s outstanding common stock, without par value, on the open market or in privately negotiated transactions. As of March 31, 2012, White River has repurchased 62,829 shares of its outstanding common stock under the program for $1.2 million.

On May 11, 2012, White River’s Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to be paid on June 5, 2012 to shareholders of record as of May 22, 2012.

Asset Quality

Set forth below is certain information concerning the credit loss experiences on the fixed rate retail automobile receivables of White River. There can be no assurance that future net loan loss experience on the receivables will be comparable to that set forth below. See “Discussion of Forward-Looking Statements.”

Part I  Financial Information

Finance Receivables – Coastal Credit

Delinquency status of finance receivables at Coastal Credit under their contractual terms are as follows ($ in thousands):

	March 31, 2012		December 31, 2011

Finance receivables - gross balance	$140,810		$137,277

Delinquencies:
30-59 days	$1,014	0.7%	$1,317	1.0%
60-89 days	512	0.4%	689	0.5%
90+ days	946	0.7%	697	0.5%
Total delinquencies	$2,472	1.8%	$2,703	2.0%

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

Part I  Financial Information

Allowance for loan losses of finance receivables ($ in thousands):

	Quarters Ended March 31,
	2012	2011

Balance at beginning of period	$7,703	$8,153
Charge-offs	(1,919)	(1,829)
Recoveries	630	579
Provision for loan losses	1,289	1,050

Balance at the end of the period	$7,703	$7,953

Finance receivables, net of unearned finance charges	$139,012	$120,635

Allowance for loan losses as a percent of finance receivables, net of unearned finance charges	5.54%	6.59%

Annualized net charge-offs as a percent of finance receivables, net of unearned finance charges	3.71%	4.14%

Allowance for loan losses as a percent of annualized net charge-offs	149.40%	159.06%

Market Developments

As the financial and credit markets continue to struggle to recover from the 2007-2009 recession and related financial crisis, some auto finance companies have experienced improved funding opportunities and increased originations, while others continue to experience limited sources of liquidity.  We believe White River is well positioned to continue operations and grow the company responsibly based on the following factors:

•	Coastal Credit is not dependent on the securitization market for financing.

•	At March 31, 2012, there was $17.0 million available, in excess of the amount utilized, from the line of credit which has a maturity date of December 31, 2014.

•	White River is well capitalized with an equity to asset ratio of 46.4% as of March 31, 2012.

While there is never any guarantee White River will not be faced with the constrained financing scenarios seen by other auto finance companies during and since the recession, we believe White River is well positioned in this uncertain economic environment, and we expect to be able to fund normal business operations and meet our general liquidity needs for the next 12 months through access to the current (or a renewed) line of credit, cash flows from operations, and our other funding sources.

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

Changes in Internal Control Over Financial Reporting

During White River’s fiscal quarter ended March 31, 2012, there were no changes in White River’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect White River’s internal control over financial reporting.

Part II  Other Information

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding White River’s purchases of shares of its common stock for the quarter ended March 31, 2012 is set forth in Note 10, “Dividends and Share Repurchase Program,” to White River’s condensed consolidated financial statements contained in this quarterly report on Form 10-Q, and is incorporated by reference herein.

ITEM 5. OTHER INFORMATION

Declaration of Cash Dividend

On May 11, 2012, White River’s Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to be paid on June 5, 2012 to shareholders of record as of May 22, 2012.

Submission of Matters to a Vote of Security Holders

White River held its annual meeting of shareholders on May 10, 2012.  At this meeting, White River’s shareholders voted on the following two proposals:

1.	The election to the Board of Directors of the following individuals to hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified:

	Number of Votes
Director	For	Withheld	Broker Non-Votes
John M. Eggemeyer	2,229,711	150,151	987,713
Thomas C. Heagy	2,368,111	11,751	987,713
William E. McKnight	2,366,253	13,609	987,713
Daniel W. Porter	2,245,569	134,293	987,713
John W. Rose	2,355,840	24,022	987,713
Richard D. Waterfield	2,368,410	11,452	987,713

2.	A proposal to ratify the appointment of McGladrey, LLP, formerly McGladrey & Pullen, LLP as the independent registered public accounting firm for White River for the year ending December 31, 2012:

Number of Votes
For	Against	Abstain	Broker Non-Votes
3,335,089	6,346	26,140	-0-

Part II  Other Information

ITEM 6.  EXHIBITS.

No.	Description
10.1
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
101
The following materials from White River’s Form 10-Q for the quarterly period ended March 31, 2012, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*

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

White River Capital, Inc.
(Registrant)

May 15, 2012	By:	/s/ Martin J. Szumski
Martin J. Szumski
Chief Financial Officer
(Signing on behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX

No.	Description	Location
10.1	Amended and Restated Employment Agreement dated as of January 4, 2012 between Martin J. Szumski and White River Capital, Inc.	Incorporated by reference to Exhibit 99.1 of the registrant’s Form 8-K filed January 10, 2012
31.1	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31.2	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
101
The following materials from White River’s Form 10-Q for the quarterly period ended March 31, 2012, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.*
Attached
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