Form 10-Q
period 2012-06-30
White River Capital Inc
filed 2012-08-10
CIK 1318545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 6, 2012, there were 3,544,825 shares outstanding of the issuer’s Common Stock, without par value.

White River Capital, Inc.
Form 10-Q for the Quarter Ended June 30, 2012

- INDEX -

ii

Part 1  Financial Information

ITEM 1.FINANCIAL STATEMENTS.

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2012	December 31, 2011
ASSETS	(Unaudited)

Cash and cash equivalents	$1,599	$3,244
Finance receivables—net	122,599	114,716
Deferred tax assets—net	34,445	36,489
Other assets	769	861

TOTAL	$159,412	$155,310

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Line of credit	$83,000	$81,000
Accrued interest	201	183
Other payables and accrued expenses	1,704	2,398

Total liabilities	84,905	83,581

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, without par value, authorized
3,000,000 shares; none issued and outstanding	-	-
Common Stock, without par value, authorized
20,000,000 shares; 3,544,825 and 3,534,480
issued and outstanding at June 30, 2012
and December 31, 2011, respectively	174,543	174,328
Accumulated deficit	(100,036)	(102,599)

Total shareholders’ equity	74,507	71,729

TOTAL	$159,412	$155,310

See notes to condensed consolidated financial statements.

Part 1  Financial Information

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands except per share amounts)

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
INTEREST:
Interest on receivables	$9,145	$8,676	$18,219	$17,047

Interest expense	(609)	(446)	(1,215)	(914)

Net interest margin	8,536	8,230	17,004	16,133

Provision for loan losses	(1,292)	(699)	(2,581)	(1,755)

Net interest margin after provision for loan losses	7,244	7,531	14,423	14,378

OTHER REVENUES (EXPENSES):
Salaries and benefits	(2,467)	(2,240)	(5,055)	(4,688)
Other operating expenses	(1,162)	(1,248)	(2,528)	(2,370)
Change in fair market valuation of creditor notes payable	-	-	-	43
Other expense	(198)	(141)	(302)	(225)

Total other expenses	(3,827)	(3,629)	(7,885)	(7,240)

INCOME BEFORE INCOME TAXES	3,417	3,902	6,538	7,138

INCOME TAX EXPENSE	(1,101)	(1,365)	(2,204)	(2,505)

NET INCOME	$2,316	$2,537	$4,334	$4,633

NET INCOME PER COMMON SHARE (BASIC)	$0.65	$0.70	$1.22	$1.27

NET INCOME PER COMMON SHARE (DILUTED)	$0.65	$0.70	$1.22	$1.27

BASIC WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	3,544,825	3,612,880	3,543,299	3,650,953

DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	3,547,538	3,614,984	3,544,749	3,655,063

See notes to condensed consolidated financial statements.

 Part 1  Financial Information

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,334	$4,633
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,581	1,755
Amortization and depreciation	177	168
Amortization of discount and interest accrued on creditor notes payable	-	43
Deferred income taxes	2,044	1,959
Change in fair value of creditor notes payable	-	(43)
Stock based compensation expense	215	150
Changes in assets and liabilities:
Accrued interest receivable and other assets	(37)	(102)
Other payables and accrued expenses	(676)	(399)
Net cash provided by operating activities	8,638	8,164

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of finance receivables	(45,883)	(41,342)
Collections on finance receivables	35,419	30,591
Principal collections and recoveries on receivables held for investment	-	(6)
Capital expenditures	(48)	(55)
Net cash used in investing activities	(10,512)	(10,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock repurchased	-	(1,859)
Common stock cash dividend	(1,771)	(1,829)
Net borrowing on line of credit	2,000	5,000
Net cash provided by financing activities	229	1,312

DECREASE IN CASH AND CASH EQUIVALENTS	(1,645)	(1,336)
CASH AND CASH EQUIVALENTS—Beginning of year	3,244	3,287
CASH AND CASH EQUIVALENTS—End of period	$1,599	$1,951

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax paid	$230	$376
Interest paid	$1,198	$854

See notes to condensed consolidated financial statements.

Part 1  Financial Information

WHITE RIVER CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) QUARTERS AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

Part 1  Financial Information

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

Part 1  Financial Information

Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at a level considered adequate to cover credit losses inherent in finance receivables.

The allowance for loan losses is established systematically by management based on the determination of the amount of credit losses inherent in the finance receivables as of the reporting date. All finance receivables of the Company are collectively evaluated for impairment. The Company reviews charge off experience factors, delinquency reports, historical collection rates and other information in order to make the necessary judgments as to credit losses inherent in the portfolio as of the reporting date. The Company measures its credit exposure by determining credit risk profiles based on payment activity and contractual delinquency. In addition to contractually delinquent accounts, the Company also evaluates historical loss performance of other accounts in their final stages of collection, in the aggregate, in determining the allowance for loan losses.  These other accounts amounted to $1.0 million and $0.9 million as of June 30, 2012 and December 31, 2011, respectively. Assumptions regarding probable credit losses are reviewed quarterly and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumptions increase, there could be an increase in the amount of allowance for loan losses required, which could decrease the net carrying value of finance receivables and increase the provision for loan losses recorded on the consolidated statements of operations. The Company believes that the existing allowance for loan losses is sufficient to absorb probable finance receivable losses.

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

Part 1  Financial Information

Coastal Credit Finance receivables – net outstanding were as follows ($ in thousands):

	June 30,	December 31,
	2012	2011
Finance receivables, gross	$144,902	$137,277
Unearned finance charge income	(1,779)	(1,763)
Finance receivables, net of unearned finance charge income	143,123	135,514

Accretable unearned acquisition discounts and fees	(12,821)	(13,095)
Finance receivables, net of unearned finance charge income and discounts and fees	130,302	122,419

Allowance for loan losses	(7,703)	(7,703)

Finance receivables - net	$122,599	$114,716

Activity in the Coastal Credit allowance for loan losses on finance receivables is as follows ($ in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$7,703	$7,953	$7,703	$8,153
Charge-offs	(1,931)	(1,608)	(3,851)	(3,437)
Recoveries	639	659	1,270	1,238
Provision for loan losses	1,292	699	2,581	1,749

Balance at the end of the period	$7,703	$7,703	$7,703	$7,703

Finance receivables, net of unearned finance charges	$143,123	$126,839	$143,123	$126,839

Allowance for loan losses as a percent of finance receivables, net of unearned finance charges	5.38%	6.07%	5.38%	6.07%

Annualized net charge-offs as a percent of finance receivables, net of unearned finance charges	3.61%	2.99%	3.61%	3.47%

Allowance for loan losses as a percent of annualized net charge-offs	149.05%	202.92%	149.23%	175.15%

Part 1  Financial Information

The following is an assessment of the credit quality of the finance receivables as of June 30, 2012 and December 31, 2011. Delinquency status of finance receivables at Coastal Credit under their contractual terms are as follows ($ in thousands):

	June 30,		December 31,
	2012		2011

Finance receivables - gross balance	$144,902		$137,277

Delinquencies:
30-59 days	$1,527	1.1%	$1,317	1.0%
60-89 days	891	0.6%	689	0.5%
90+ days	860	0.6%	697	0.5%
Total delinquencies	$3,278	2.3%	$2,703	2.0%
4.	OTHER ASSETS

Other assets are as follows ($ in thousands):

	June 30,	December 31,
	2012	2011
Prepaid expenses	$329	$358
Property, equipment and leasehold improvements, net	439	456
Other	1	47
Total other assets	$769	$861

5.	INCOME TAXES

White River had no liability recorded for unrecognized tax benefits at June 30, 2012 or December 31, 2011.

White River recognizes interest and penalties, if any, on tax assessments or tax refunds in the financial statements as a component of income tax expense.

A major component of White River’s net deferred tax asset is a net operating loss carry forward incurred by UAC for the tax years ended June 30, 2004 and 2005.  If not fully realized, these tax losses will expire during 2023 and 2024.

White River and its subsidiary are subject to taxation by the United States and by various state jurisdictions.  With some exceptions, White River’s consolidated tax returns for its 2007 tax year and forward remain open to examination by tax authorities.  Also, net operating losses carried forward from prior years remain open to examination by tax authorities.

Part 1  Financial Information

6.	STOCK-BASED COMPENSATION

On October 26, 2005, the board of directors of White River adopted the White River Capital, Inc. Directors Stock Compensation Plan. The plan provides for the payment of a portion of regular fees to certain members of the board of directors in the form of shares of White River common stock. The terms of the plan include the reservation of 100,000 shares of White River common stock for issuance under the plan. As of June 30, 2012, 60,846 shares of White River common stock were issued under this plan.

On May 18, 2009, White River entered into a new employment agreement with William McKnight, President and Chief Executive Officer of Coastal Credit. Mr. McKnight’s employment agreement was amended on May 10, 2011, pursuant to which the term of his employment was extended by two years to January 1, 2014, and his annual base salary was increased to $450,000 effective January 1, 2012. This employment agreement includes a long-term incentive award providing for the payment, in cash, of the value of 100,000 shares of White River stock, which vested in three annual increments of 33,333.33 shares on January 1, 2010, 2011 and 2012. This long-term incentive award was extended pursuant to the May 10, 2011 amendment in that an additional 33,333.33 shares will vest annually and becomes payable only in cash on January 1, 2013 and 2014. This award is accounted for as a liability award. The payment amount is determined based on the mean of the trading value of White River shares for 20 trading days prior to the vesting date. Compensation expense related to this award approximated $193,000 and $174,000 for the quarters ended June 30, 2012 and 2011, respectively and approximated $378,000 and $318,000 for the six months ended June 30, 2012 and 2011, respectively . The compensation expense related to this award is included in salaries and benefits expenses in the accompanying consolidated statements of operations. The total income tax benefit recognized in the income statement for this share-based compensation arrangement was approximately $74,000 and $64,000 for the quarters ended June 30, 2012 and 2011, respectively and approximately $145,000 and $116,000 for the six months ended June 30, 2012 and 2011, respectively.

On May 5, 2006, White River shareholders approved the White River Capital, Inc. 2005 Stock Incentive Plan. The purpose of this plan is to offer certain employees, non-employee directors, and consultants the opportunity to acquire a proprietary interest in White River. The plan provides for the grant of options, restricted stock awards and performance stock awards. The total number of options and stock awards that may be awarded under the plan may not exceed 250,000. As of June 30, 2012, White River had awarded restricted stock awards totaling 197,545 shares and 86,653 of these shares have vested and have been issued and 35,280 shares have been forfeited. Forfeited shares are available for the purposes of the plan. White River has not issued stock options as of June 30, 2012. The following is a summary of the status of White River’s non-vested restricted stock awards and changes during the respective periods:

	Six Months Ended June 30,
	2012		2011
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Beginning nonvested awards	80,445	$19.71	2,000	$6.45
Granted	-	-	10,000	17.25
Vested	(4,633)	17.74	-	-
Forfeited	(200)	19.01	-	-
Ending nonvested awards	75,612	$19.83	12,000	$15.45

Part 1  Financial Information

The value of restricted awards is determined based on the trading value of White River shares on the grant date. Compensation expense related to these awards approximated $45,000 and $20,000 for the quarters ended June 30, 2012 and 2011, respectively and approximated $90,000 and $29,000 for the six months ended June 30, 2012 and 2011, respectively. The compensation expense related to these awards is included in salaries and benefits expense in the accompanying consolidated statements of operations. The total income tax benefit recognized in the income statement for this share-based compensation arrangement was approximately $17,000 and $7,000 for the quarters ended June 30, 2012 and 2011, respectively and approximately $35,000 and $11,000 for the six months ended June 30, 2012 and 2011, respectively. There was $1.4 million and $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements and liability awards granted as of June 30, 2012 and 2011, respectively.  That cost is expected to be recognized over a weighted-average period of 1.5 years and 2.5 years as of June 30, 2012 and 2011, respectively.

On October 26, 2011, White River entered into a Stock Award Agreement under the 2005 Stock Incentive Plan with John M. Eggemeyer, III, White River’s Chairman of the Board and Chief Executive Officer.  Under the agreement, White River granted to Mr. Eggemeyer 50,000 shares of common stock as a performance stock award.  The shares vest in one installment, in full, upon the occurrence of a “Vesting Event,” as defined in the 2005 Stock Incentive Plan, subject to possible earlier forfeiture as provided in the agreement.

7.	BUSINESS SEGMENT INFORMATION

Set forth in the table below is certain financial information with respect to White River’s reportable segments ($ in thousands):

For The Quarter Ended June 30, 2012	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$9,145	$-	$9,145

Interest expense	(609)	-	(609)

Net interest margin	8,536	-	8,536

Provision for loan losses	(1,292)	-	(1,292)

Net interest margin after provision for loan losses	7,244	-	7,244

Total other expenses	(3,320)	(507)	(3,827)

Income (loss) before income taxes	3,924	(507)	3,417

Income tax expense	-	(1,101)	(1,101)

Net income (loss)	$3,924	$(1,608)	$2,316

For The Quarter Ended June 30, 2011	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$8,676	$-	$8,676

Interest expense	(446)	-	(446)

Net interest margin	8,230	-	8,230

Provision for loan losses	(699)	-	(699)

Net interest margin after provision for loan losses	7,531	-	7,531

Total other expenses	(3,179)	(450)	(3,629)

Income (loss) before income taxes	4,352	(450)	3,902

Income tax expense	-	(1,365)	(1,365)

Net income (loss)	$4,352	$(1,815)	$2,537

Part 1  Financial Information

For The Six Months Ended June 30, 2012	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$18,219	$-	$18,219

Interest expense	(1,215)	-	(1,215)

Net interest margin	17,004	-	17,004

Provision for loan losses	(2,581)	-	(2,581)

Net interest margin after provision for loan losses	14,423	-	14,423

Total other expenses	(6,661)	(1,224)	(7,885)

Income (loss) before income taxes	7,762	(1,224)	6,538

Income tax expense	-	(2,204)	(2,204)

Net income (loss)	$7,762	$(3,428)	$4,334

For The Six Months Ended June 30, 2011	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$17,046	$1	$17,047

Interest expense	(871)	(43)	(914)

Net interest margin	16,175	(42)	16,133

Provision for loan losses	(1,749)	(6)	(1,755)

Net interest margin after provision for loan losses	14,426	(48)	14,378

Total other expenses	(6,279)	(961)	(7,240)

Income (loss) before income taxes	8,147	(1,009)	7,138

Income tax expense	-	(2,505)	(2,505)

Net income (loss)	$8,147	$(3,514)	$4,633

The following table presents assets with respect to White River’s reportable segments ($ in thousands) at:

	June 30,	December 31,
	2012	2011

Corporate and other	$35,030	$37,253
Coastal Credit	124,382	118,057

	$159,412	$155,310

Part 1  Financial Information

8.	EARNINGS PER SHARE

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

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income in thousands	$2,316	$2,537	$4,334	$4,633

Weighted average shares outstanding	3,544,825	3,612,880	3,543,299	3,650,953

Incremental shares from assumed conversions:
Stock award plans	2,713	2,104	1,450	4,110

Weighted average shares and assumed incremental shares	3,547,538	3,614,984	3,544,749	3,655,063

Earnings per share:

Basic	$0.65	$0.70	$1.22	$1.27

Diluted	$0.65	$0.70	$1.22	$1.27

9.	COMMITMENTS AND CONTINGENCIES

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

In addition, the Dodd- Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), includes provisions affecting large and small financial industry participants alike, including several provisions that profoundly affect the regulation of certain companies providing consumer financial products and services, such as Coastal Credit.  The ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Company in particular, continues to be uncertain.

Part 1  Financial Information

10.	DIVIDENDS AND SHARE REPURCHASE PROGRAM

On August 11, 2011, White River announced that its Board of Directors approved a program to repurchase, from time to time and subject to market conditions, up to 250,000 shares of White River’s outstanding common stock, on the open market or in privately negotiated transactions. As of June 30, 2012, White River has repurchased 62,829 shares of its outstanding common stock under the program for $1.2 million. For the quarter ended June 30, 2012, White River did not repurchase any shares under this program. Information regarding the repurchase program for the quarter ended June 30, 2012 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Program

April 1, 2012 - April 30, 2012	-	$-	-	187,171
May 1, 2012 - May 31, 2012	-	$-	-	187,171
June 1, 2012 - June 30, 2012	-	$-	-	187,171
	-	$-	-

On May 11, 2012, White River announced that its Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to shareholders of record on May 22, 2012.  This quarterly dividend was paid on June 5, 2012.

11.	SUBSEQUENT EVENTS

On July 30, 2012, White River’s Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to be paid on August 22, 2012 to shareholders of record as of August 8, 2012.

Part 1  Financial Information

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

Part 1  Financial Information

The ultimate realization of the deferred tax asset depends on White River’s ability to generate sufficient taxable income in the future and its ability to avoid an ownership change for tax purposes. A valuation allowance has been derived pursuant to the provisions of ASC Topic No. 740, Income Taxes, which reduces the total deferred tax asset to an amount that will “more likely than not” be realized. As of June 30, 2012 and December 31, 2011, there was no liability recorded for unrecognized tax benefits.

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

Results of Operations

The Quarter Ended June 30, 2012 Compared to the Quarter Ended June 30, 2011 – Overview

Net income was $2.3 million, or $0.65 per diluted share, for the quarter ended June 30, 2012, compared to $2.5 million, or $0.70 per diluted share, for the quarter ended June 30, 2011.

The Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011 – Overview

Net income was $4.3 million, or $1.22 per diluted share, for the six months ended June 30, 2012, compared to $4.6 million, or $1.27 per diluted share, for the six months ended June 30, 2011.

Part 1  Financial Information

Discussion of Results

The following table presents consolidating financial information for White River for the periods indicated ($ in thousands):

For The Quarter Ended June 30, 2012	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$9,145	$-	$9,145

Interest expense	(609)	-	(609)

Net interest margin	8,536	-	8,536

Provision for loan losses	(1,292)	-	(1,292)

Net interest margin after provision for loan losses	7,244	-	7,244

Total other expenses	(3,320)	(507)	(3,827)

Income (loss) before income taxes	3,924	(507)	3,417

Income tax expense	-	(1,101)	(1,101)

Net income (loss)	$3,924	$(1,608)	$2,316

For The Quarter Ended June 30, 2011	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$8,676	$-	$8,676

Interest expense	(446)	-	(446)

Net interest margin	8,230	-	8,230

Provision for loan losses	(699)	-	(699)

Net interest margin after provision for loan losses	7,531	-	7,531

Total other expenses	(3,179)	(450)	(3,629)

Income (loss) before income taxes	4,352	(450)	3,902

Income tax expense	-	(1,365)	(1,365)

Net income (loss)	$4,352	$(1,815)	$2,537

Part 1  Financial Information

For The Six Months Ended June 30, 2012	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$18,219	$-	$18,219

Interest expense	(1,215)	-	(1,215)

Net interest margin	17,004	-	17,004

Provision for loan losses	(2,581)	-	(2,581)

Net interest margin after provision for loan losses	14,423	-	14,423

Total other expenses	(6,661)	(1,224)	(7,885)

Income (loss) before income taxes	7,762	(1,224)	6,538

Income tax expense	-	(2,204)	(2,204)

Net income (loss)	$7,762	$(3,428)	$4,334

For The Six Months Ended June 30, 2011	Coastal Credit	Corporate and Other	Consolidated

Interest on receivables	$17,046	$1	$17,047

Interest expense	(871)	(43)	(914)

Net interest margin	16,175	(42)	16,133

Provision for loan losses	(1,749)	(6)	(1,755)

Net interest margin after provision for loan losses	14,426	(48)	14,378

Total other expenses	(6,279)	(961)	(7,240)

Income (loss) before income taxes	8,147	(1,009)	7,138

Income tax expense	-	(2,505)	(2,505)

Net income (loss)	$8,147	$(3,514)	$4,633

The Quarter Ended June 30, 2012 Compared to the Quarter Ended June 30, 2011 - Consolidated

Interest on receivables increased $0.4 million to $9.1 million for the quarter ended June 30, 2012 compared to $8.7 million for the quarter ended June 30, 2011. This increase is a result of an increase in the Coastal Credit average finance receivable balance to $128.0 million during the quarter ended June 30, 2012 as compared to $110.4 million during the quarter ended June 30, 2011. The increase in the average finance receivable balance is a result of Coastal Credit’s growth initiatives and the exploitation of market opportunities.

Interest expense was $0.6 million for the quarter ended June 30, 2012 as compared to $0.4 million for the quarter ended June 30, 2011. Costal Credit’s average line of credit was $83.0 million for the quarter ended June 30, 2012 compared to $59.8 million for the quarter ended June 30, 2011.

Provision for loan losses was $1.3 million compared to $0.7 million for the quarters ended June 30, 2012 and 2011, respectively. Provision for loan losses is charged to income to bring Coastal Credit’s allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables.  This increase in provision for loan losses was a result of the significant increase in the finance receivables between the periods.

Part 1  Financial Information

Salaries and benefits were $2.5 million for the quarter ended June 30, 2012 compared to $2.2 million for the quarter ended June 30, 2011.

Other operating expenses were $1.2 million for both quarters ended June 30, 2012 and 2011, respectively.

Income tax expense was $1.1 million and $1.4 million for the quarters ended June 30, 2012 and 2011, respectively. The expense is based on the estimated effective tax rates for 2012 and 2011, respectively. Upon completion of its 2010 federal and state income tax returns in September 2011, White River determined that its estimated statutory tax rate, used to tax effect its temporary differences, had changed based on the 2010 state apportionment results. Such new apportionments were the result in changes in volumes of business in various states which resulted in an increase in the estimated state tax effective rate.

The Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011 - Consolidated

Interest on receivables increased $1.2 million to $18.2 million for the six months ended June 30, 2012 compared to $17.0 million for the six months ended June 30, 2011. This increase is a result of an increase in the Coastal Credit average finance receivable balance to $126.2 million during the six months ended June 30, 2012 as compared to $108.1 million during the six months ended June 30, 2011. The increase in the average finance receivable balance is a result of Coastal Credit’s growth initiatives and the exploitation of market opportunities.

Interest expense was $1.2 million for the six months ended June 30, 2012 as compared to $0.9 million for the six months ended June 30, 2011. Costal Credit’s average line of credit was $82.4 million for the six months ended June 30, 2012 compared to $58.1 million for the six months ended June 30, 2011.

Provision for loan losses was $2.6 million compared to $1.8 million for the six months ended June 30, 2012 and 2011, respectively. Provision for loan losses is charged to income to bring Coastal Credit’s allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables.  This increase in provision for loan losses was a result of the significant increase in the finance receivables between the periods.

Salaries and benefits were $5.1 million for the six months ended June 30, 2012 compared to $4.7 million for the six months ended June 30, 2011.

Other operating expenses were $2.5 million compared to $2.4 million for the six months ended June 30, 2012 and 2011, respectively. This increase is due primarily to an increase in professional fees.

Income tax expense was $2.2 million and $2.5 million for the six months ended June 30, 2012 and 2011, respectively. The expense is based on the estimated effective tax rates for 2012 and 2011, respectively. Upon completion of its 2010 federal and state income tax returns in September 2011, White River determined that its estimated statutory tax rate, used to tax effect its temporary differences, had changed based on the 2010 state apportionment results. Such new apportionments were the result in changes in volumes of business in various states which resulted in an increase in the estimated state tax effective rate.

Part 1  Financial Information

Financial Condition as of June 30, 2012 and December 31, 2011

Finance Receivables, Net

Finance receivables, net increased to $122.6 million at June 30, 2012 as compared to 114.7 million at December 31, 2011. A significant number of contracts acquired by Coastal Credit are contracts made with borrowers who are in the United States military. As of June 30, 2012, 57.6% of the Coastal Credit receivables were with borrowers who are in the United States military as compared to 55.4% as of December 31, 2011. Coastal Credit believes that having in the portfolio a significant percentage of contracts for which the borrowers are United States military personnel contributes to lower payment delinquency and greater collection personnel efficiencies. Coastal Credit requests that all borrowers who are in the military use the military allotment system to make payments on their contracts. Under this allotment system, the borrower authorizes the military to make a payroll deduction for the amount of the borrower’s monthly contract payment and to direct this deduction payment to Coastal Credit on behalf of the borrower. Delinquency of payments on contracts paid by allotment historically has been less than delinquency of payments on contracts not paid by allotment. As a result, the collection effort associated with the military contracts requires substantially less time, allowing Coastal Credit’s collection staff to focus on non-military contracts.

Other Payables and Accrued Expenses

Other payables and accrued expenses were $1.7 million at June 30, 2012, compared to $2.4 million at December 31, 2011.  This decrease is primarily attributable to the payments of accrued incentive compensation and annual director compensation.

Liquidity and Capital Resources for the Six Months Ended June 30, 2012 and 2011

Net cash provided by operating activities was $8.6 million for the six months ended June 30, 2012 compared to $8.2 million for the six months ended June 30, 2011. This increase is primarily a result of the increase in interest on receivables from Coastal Credit partially offset by the reduction of other payables and accrued expenses.

Net cash used in investing activities was relatively unchanged at $10.5 million for the six months ended June 30, 2012 compared to $10.8 million for the six months ended June 30, 2011.

Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2012 compared to net cash provided by financing activities of $1.3 million for the six months ended June 30, 2011. Net cash flows provided by financing activities for the six months ended June 30, 2012 primarily resulted from the $2.0 million increase in the line of credit. This activity was partially offset by the $1.8 million cash dividends paid. Net cash flows provided by financing activities for the six months ended June 30, 2011 primarily resulted from the $5.0 million increase in the line of credit partially offset by the $1.9 million repurchase of White River common stock and $1.8 million of cash dividends paid.

At June 30, 2012, White River and its subsidiary had cash and cash equivalents of $1.6 million compared to $3.2 million at December 31, 2011.

Part 1  Financial Information

Coastal Credit has a revolving credit facility from a lending institution with a maximum borrowing limit at June 30, 2012 of $100.0 million. The maturity date on the line of credit is December 31, 2014 and the interest rate is the 1 month London Interbank Offered Rate (“LIBOR”) plus 2.60%.  As of June 30, 2012, Coastal Credit had $83.0 million of indebtedness outstanding under this facility as compared to $81.0 million as of December 31, 2011. Total availability under the line of credit at June 30, 2012 was $100.0 million based upon the level of eligible collateral, with $17.0 million available in excess of the amount utilized at June 30, 2012. The credit facility is secured by substantially all of the assets of Coastal Credit. In addition, White River has provided an unconditional corporate guaranty. Coastal Credit must maintain specified financial ratios within guidelines established by the lender. Interest is paid monthly at a variable rate, based on meeting certain financial criteria. The average rate during each of the months of June, 2012 and December, 2011 was LIBOR plus 2.60% which equated to 2.8%. There is an annual commitment fee of 1/8 of 1% on the average daily unused commitment, but will increase to 1/2 of 1% if the average unused portion of the commitment for such calendar month is less than or equal to 50% of the commitment. In the event of a significant pay down or an earlier retirement of the revolver commitment, Coastal Credit would sustain certain prepayment penalties. This facility limits distributions Coastal Credit may make to White River to 80% of Coastal Credit’s pre-tax net income.

White River’s sources of liquidity, as the parent company, are limited and consist of cash on hand and distributions by Coastal Credit (subject to restrictions under Coastal Credit’s credit facility).

On August 11, 2011, White River announced that its Board of Directors approved a program to repurchase, from time to time and subject to market conditions, up to 250,000 shares of White River’s outstanding common stock, without par value, on the open market or in privately negotiated transactions. As of June 30, 2012, White River has repurchased 62,829 shares of its outstanding common stock under the program for $1.2 million.

On July 30, 2012, White River’s Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to be paid on August 22, 2012 to shareholders of record as of August 8, 2012.

 Asset Quality

Set forth below is certain information concerning the credit loss experiences on the fixed rate retail automobile receivables of White River. There can be no assurance that future net loan loss experience on the receivables will be comparable to that set forth below. See “Discussion of Forward-Looking Statements.”

Finance Receivables – Coastal Credit

Delinquency status of finance receivables at Coastal Credit under their contractual terms are as follows ($ in thousands):

	June 30, 2012		December 31, 2011

Finance receivables - gross balance	$144,902		$137,277

Delinquencies:
30-59 days	$1,527	1.1%	$1,317	1.0%
60-89 days	891	0.6%	689	0.5%
90+ days	860	0.6%	697	0.5%
Total delinquencies	$3,278	2.3%	$2,703	2.0%

Part 1  Financial Information

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

Allowance for loan losses of finance receivables ($ in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$7,703	$7,953	$7,703	$8,153
Charge-offs	(1,931)	(1,608)	(3,851)	(3,437)
Recoveries	639	659	1,270	1,238
Provision for loan losses	1,292	699	2,581	1,749

Balance at the end of the period	$7,703	$7,703	$7,703	$7,703

Finance receivables, net of unearned finance charges	$143,123	$126,839	$143,123	$126,839

Allowance for loan losses as a percent of finance receivables, net of unearned finance charges	5.38%	6.07%	5.38%	6.07%

Annualized net charge-offs as a percent of finance receivables, net of unearned finance charges	3.61%	2.99%	3.61%	3.47%

Allowance for loan losses as a percent of annualized net charge-offs	149.05%	202.92%	149.23%	175.15%

Market Developments

As the financial and credit markets continue to struggle to recover from the 2007-2009 recession and related financial crisis, some auto finance companies have experienced improved funding opportunities and increased originations, while others continue to experience limited sources of liquidity.  We believe White River is well positioned to continue operations and grow the company responsibly based on the following factors:

•	Coastal Credit is not dependent on the securitization market for financing.

•	At June 30, 2012, there was $17.0 million available, in excess of the amount utilized, from the line of credit which has a maturity date of December 31, 2014.

•	White River is well capitalized with an equity to asset ratio of 46.7% as of June 30, 2012.

Part 1  Financial Information

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), includes provisions affecting large and small financial industry participants alike, including several provisions that profoundly affect the regulation of certain companies providing consumer financial products and services, such as Coastal Credit. Among other things, the Dodd-Frank Act established the CFPB as an independent entity within the Federal Reserve, which has the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including non-bank commercial companies in the business of extending credit and servicing consumer loans. The Dodd-Frank Act contains numerous other provisions affecting financial industry participants of all types, many of which may have an impact on the operating environment of the Company in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is likely to affect our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The nature and extent of future legislative and regulatory changes affecting financial institutions and non-bank commercial companies, including as a result of the Dodd-Frank Act, is very unpredictable at this time. The Company’s management continues to actively monitor the implementation of the Dodd-Frank Act and the regulations promulgated thereunder, including regulations issued by the CFPB, and assess their probable impact on the business, financial condition, and results of operations of the Company. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Company in particular, continues to be uncertain.

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

Part 1  Financial Information

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

Changes in Internal Control Over Financial Reporting

During White River’s fiscal quarter ended June 30, 2012, there were no changes in White River’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect White River’s internal control over financial reporting.

Part II  Other Information

  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding White River’s share repurchase program for the quarter ended June 30, 2012 is set forth in Note 10, “Dividends and Share Repurchase Program,” to White River’s condensed consolidated financial statements contained in this quarterly report on Form 10-Q, and is incorporated by reference herein.  For the quarter ended June 30, 2012, White River did not repurchase any shares under this program.

  ITEM 5. OTHER INFORMATION

Declaration of Cash Dividend

On July 30, 2012, White River’s Board of Directors declared a quarterly cash dividend of 25 cents per share on its common stock to be paid on August 22, 2012 to shareholders of record as of August 8, 2012.

ITEM 6. EXHIBITS.

No.	Description
31.1	CEO Certification required by 17 C.F.R. Section 240.13a-14(a).
31.2	CFO Certification required by 17 C.F.R. Section 240.13a-14(a).
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from White River’s Form 10-Q for the quarterly period ended June 30, 2012, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.*

*
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

White River Capital, Inc.
(Registrant)

August 10, 2012	By:	/s/ Martin J. Szumski
Martin J. Szumski Chief Financial Officer (Signing on behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX

No.	Description	Location
31.1	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31.2	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
101
The following materials from White River’s Form 10-Q for the quarterly period ended June 30, 2012, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.*

Attached
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